Form 10-Q
period 1997-03-31
WELLS REAL ESTATE FUND X L P
filed 1997-05-13
CIK 1018215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 1997 or
                                   --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from                  to
                                   ----------------    -----------------

    Commission file number   333-7979       (1933 Act)
                           ------------------------------------

                        Wells Real Estate Fund X, L.P.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                               58-2250093
------------------------------------------------------------------------------
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification no.)

3885 Holcomb Bridge Road, Norcross, Georgia               30092
------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

   Registrant's telephone number, including area code (770) 449-7800
                                                      --------------

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X   No
       ----    ----

                                    Form 10-Q
                                    ---------

                          Wells Real Estate Fund X,L.P.
                          -----------------------------

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements

             Balance Sheets - March 31, 1997
              and December 31, 1996.....................................   3

             Statement of Income for the Three
              Months ended March 31, 1997...............................   4

             Statement of Partners' Capital
              for the Three Months Ended March 31, 1997.................   5

             Statement of Cash Flows for the Three Months
              Ended March 31, 1997......................................   6

             Condensed Notes to Financial Statements....................   7

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations..............................................  10


PART II.  OTHER INFORMATION.............................................  12

                         WELLS REAL ESTATE FUND X, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

              Assets                           March 31, 1997  December 31, 1996
              ------                           --------------  -----------------
Cash and cash equivalents                        $5,081,984            $   600
Investment in joint venture (Note 2)                246,042                  0
Deferred project costs (Note 3)                     146,353             97,691
Prepaid expenses and other assets                    10,000                  0
                                                 ----------            -------
Total assets                                     $5,484,379            $98,291
                                                 ----------            -------



  Liabilities and Partners' Capital
  ---------------------------------

Liabilities:
   Sales commissions payable                         79,706                  0
   Due to affiliates (Note 5)                       180,087             97,691
                                                  ---------             ------

       Total liabilities                            259,793             97,691
                                                  ---------             ------

Partners' capital:
   General  partners                                    456                500
   Original limited partner                             100                100
   Limited partners:
    Class A-469,009 units outstanding
         at March 31, 1997                        3,986,572                  0
    Class B-146,095 units outstanding
         at March 31, 1997                        1,237,458                  0
                                                  ---------             ------
       Total partners' capital                    5,224,586                600
                                                  ---------             ------

       Total liabilities and partners' capital    5,484,379       $     98,291
                                                  ---------             ------

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENT OF INCOME


                                                      Three Months Ended
                                                      ------------------
                                                        March 31, 1997
                                                      ------------------

Revenues:
    Interest income                                      $ 10,000

Expenses:
    Computer costs                                          1,292
    Printing and notebooks                                  6,371
    Administrative salaries                                 5,326
    Office expense                                            853
    Postage                                                   346
    Other                                                     209
                                                           ------
                                                           14,397
                                                           ------
    Net loss                                             $ (4,397)
                                                           ------

Net loss allocated to General Partners                   $    (44)

Net income allocated to Class A Limited Partners         $      0


Net loss allocated to Class B Limited Partners           $ (4,353)


Net income per Class A weighted average Limited
 Partner Unit                                            $      0

Net loss per weighted average Class B Limited
 Partner Unit                                            $   (.05)


Cash distribution per Class A Limited Partner
 Unit                                                    $      0


           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (a Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                           Limited Partners
                                 ----------------------------------------------------------------
                                                      Class  A                      Class B                           Total
                                             --------------------------   -----------------------    General        Partners'
                                  Original      Units         Amount        Units       Amount       Partners        Capital
                                 ----------  ---------    -------------   ---------  ------------    ---------     -----------
BALANCE, December 31, 1996             $100          -      $         -            -    $         -        $500      $      600

   Limited partner contributions          -    469,009        4,690,084     146,095      1,460,954           -       6,151,038
   Net  loss                              -          -                -           -         (4,353)        (44)         (4,397)
   Sales commissions                      -          -         (469,008)          -       (146,095)          -        (615,103)
   Other offering expenses                -          -         (234,504)          -        (73,048)          -        (307,552)
                                 ----------  ---------       ----------   ---------     ----------        ----      ----------
BALANCE, March 31, 1997                $100    469,009       $3,986,572     146,095     $1,237,458        $456      $5,224,586
                                 ==========  =========       ==========   =========     ==========        ====      ==========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS


                                                  For the Three Months Ended
                                                  ---------------------------
                                                       March 31, 1997
                                                       --------------
Cash flow from operating activities:
   Net loss                                              $ (4,397)
      Adjustments to reconcile net loss to net
         cash provided by operating activities:
            Changes in assets and liabilities:
            Increase in prepaid expenses and
               other assets                               (10,000)
            Increase in due to affiliates                  33,734
                                                        ---------

   Net cash provided by operating activities               19,337
                                                        ---------

 Cash flow from investing activities:
      Deferred project costs                             (246,042)
                                                        ---------

 Cash flows from financing activities:
      Limited partners' contributions                  6,151,038
      Sales commissions                                 (535,397)
      Offering costs                                    (307,552)
                                                       ----------
      Net cash provided by financing
           activities                                  5,308,089
                                                       ----------

 Net increase in cash and cash equivalents              5,081,384

 Cash and cash equivalents, beginning of year                 600
                                                       ----------

 Cash and cash equivalents, end of period              $5,081,984
                                                       ----------

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 March 31, 1997

 (1) Summary of Significant Accounting Policies
     ------------------------------------------

     (a) General
     -----------
     Wells Real Estate Fund X, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on June 20, 1996, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties.

     On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. As of March 31, 1997, the Partnership had sold 469,009 Class A status Units, and 146,095 Class B Status Units, held by a total of 610 and 44 Limited Partners, respectively, for total Limited Partner capital contributions of $6,151,038. After payment of $246,042 in Acquisition and Advisory Fees, payment of $922,656 in selling commissions and organization and offering expenses, the Partnership was holding net offering proceeds of $4,982,340 available for investment in properties.

     (b) Employees
     -------------
     The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

     (c) Insurance
     -------------
     Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

     (d) Competition
     ---------------
     The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

     (e) Basis of Presentation
     -------------------------
     The financial statements of Wells Real Estate Fund X, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.

     (f) Partnership Distributions
     -----------------------------
     Net Cash From Operations, as defined in the Partnership Agreement, will be distributed first to Limited Partners holding Class A Status Units on a per Unit basis until they have received a 10% annual return on their Net Capital Contributions, as defined in the Partnership Agreement. Further distributions of Net Cash From Operations will be made to the General Partners until they receive distributions equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units. No distributions will be paid to the Limited Partners for the quarter ended March 31, 1997.

     (g) Income Taxes
     ----------------
     The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership requested an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

     (h) Statement of Cash Flows
     ---------------------------
     For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

     (2)   Investment in Joint Venture
           ---------------------------

     Fund IX - Fund X Joint Venture
     -------------------------------
     On March 20, 1997, the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund IX and Fund X Associates (the "Fund IX - Fund X Joint Venture"). The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. As of March 31, 1997, Wells Fund IX had contributed land and development costs totalling $1,544,153 for an approximate 100% equity interest. As of March 31, 1997, the Partnership had not yet contributed to the Fund IX - Fund X Joint
     Venture.   The Fund IX - Fund X Joint Venture is developing an office building in Knoxville, Tennessee.The total cost to complete the property is anticipated to be approximately $7,800,000. Although the ultimate percentages of ownership in the Fund IX - Fund X Joint Venture have not yet been finally determined, it is anticipated that the Partnership will contribute $3,900,000 and Wells Fund IX will contribute $2,355,847 to the remaining cost of approximately $6,255,847 for an approximately 50% equity interest each.

     The ABB Property
     ----------------

     On March 20, 1997, Wells Fund IX contributed a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee and improvements thereon (the "ABB Property"), valued at $1,306,393. As of March 31, 1997, the Wells Fund IX had contributed an additional $237,760 toward the development of this project for total contributions of $1,544,153.

     A three-story office building containing approximately 83,885 rentable square feet is under construction on the site. An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of the property. Integra Construction, Inc. is acting as the general contractor and Smallwood, Reynolds, Stewart, Stewart Associates, Inc. as the architect.

     ABB Environmental Systems, a subsidiary of ABB, Inc., has executed a lease for 55,000 rentable square feet comprising approximately 66% of the building. The initial term of the lease will be 9 years and 11 months commencing on substantial completion of the project which is currently anticipated to be January 1, 1998. ABB has the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

     It is currently anticipated that the total cost to complete the property, which is estimated to be approximately $7,800,000, will be contributed equally by the Partnership and Wells Fund IX.

     The Partnership has reserved sufficient funds for this purpose. For further information regarding the information of the Fund IX - Fund X Joint Venture and the development of the ABB Property, refer to the Form 8-K of Wells Real Esate Fund X, L.P. dated March 26, 1997, filed with the Commission on April 1, 1997, (Commission File No. 333-7979).

     (3)   Deferred Project Costs
           ----------------------

     The Partnership pays Acquisition and Advisory Fees to the General Partners for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees paid as of March 31, 1997, amounted to $246,042 and represented approximately 4% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

     (4)   Deferred Offering Costs
           -----------------------

     Wells Capital, Inc. (the "Company"), the general partner of Wells Partners,
     L.P., pays all the offering expenses for the Partnership.   The Company may
     be reimbursed by the Partnership to the extent that such offering expenses do not exceed 5% of total Limited Partners' capital contributions. As of March 31,1997, the Partnership had reimbursed the Company for $307,552 in offering expenses, which amounted to approximately 5% of Limited Partners' capital contributions.

     (5)   Due To Affiliates
           -----------------

     Due to Affiliates consists of Acquisition and Advisory Fees, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially form any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of March 31, 1997, the Partnership had sold 469,009 Class A Status Units and 146,095 Class B Status Units, held by a total of 610 and 44 Limited Partners respectively, for total Limited Partner contributions of $6,151,038. After payment of $246,042 in Acquisition and Advisory Fees, payment of $922,656 in selling commissions and organization and offering expenses, as of March 31, 1997, the Partnership was holding net offering proceeds of $4,982,340 available for investment in properties. Approxiamtely $3,900,000 of such proceeds are being reserved for investment in the Fund IX - Fund X Joint Venture for the completion of the ABB Property.

Gross revenues of the Partnership of $10,000 for the three months ended March 31, 1997, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties. Expenses of the Partnership were $14,397 for the three months ended March 31, 1997, and consisted primarily of printing, computer, administrative salaries, office and partnership administrative costs. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on February 4, 1997, there is no comparative financial data available from the prior fiscal year.

Net loss per weighted average unit for Class B Limited Partners was $0.05 for the three months ended March 31, 1997.

Net increase in cash and cash equivalents is the result of raising $6,151,038 in Limited Partners' capital contributions before deducting commissions and offering costs.

No cash distributions were made to Limited Partners during the first quarter of 1997.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b). The Partnership filed a Current Report on Form 8-K dated March 26, 1997, reporting the formation of the Fund IX - Fund X Joint Venture and the development of the ABB Property.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WELLS REAL ESTATE FUND X, L.P.
                            (Registrant)


     Dated: May 13, 1997    By: /s/ Leo F. Wells, III
                                ---------------------
                            Leo F. Wells, III, as Individual
                            General Partner and as President,
                            Sole Director and Chief Financial
                            Officer of Wells Capital, Inc., the
                            General Partner of Wells Partners, L.P.