Form 10-Q
period 1997-06-30
WELLS REAL ESTATE FUND X L P
filed 1997-08-08
CIK 1018215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended    June 30, 1997    or
                                        -------------------    --------------
   [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from                  to
                                  ----------------    -----------------

Commission file number    333-7979       (1933 Act)
                       ---------------   ----------

                        Wells Real Estate Fund X, L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                       58-2250093
  -------------------------------                      -------------------
  (State of other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification no.)

    3885 Holcomb Bridge Road, Norcross, Georgia                30092
   --------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code (770) 449-7800
                                                      --------------

          ----------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

                                    Form 10-Q
                                    ---------

                          Wells Real Estate Fund X,L.P.
                          -----------------------------

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                    Balance Sheets - June 30, 1997
                    and December 31, 1996................................    3

                    Statement of Income for the Three Months and Six
                    Months ended June 30, 1997...........................    4

                    Statement of Partners' Capital
                    for the Six Months Ended June 30, 1997...............    5

                    Statement of Cash Flows for the Six Months
                    Ended June 30, 1997..................................    6

                    Condensed Notes to Financial Statements..............    7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations...........................................   11


PART II.  OTHER INFORMATION..............................................   13

                         WELLS REAL ESTATE FUND X, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

               Assets                            June 30, 1997         December 31, 1996
               ------                            -------------         -----------------
Cash and cash equivalents                          $ 9,443,086               $   600
Investment in joint venture (Note 2)                   650,000                     0
Deferred project costs (Note 3)                        489,202                97,691
Deferred offering costs (Note 4)                       206,077                     0
Prepaid expenses and other assets                       20,392                     0
                                                   -----------               -------
    Total assets                                   $10,808,757               $98,291
                                                   -----------               -------

 Liabilities and Partners' Capital
------------------------------------

Liabilities:
  Sales commissions payable                        $    96,909              $      0
  Due to affiliates (Note 5)                           267,961                97,691
                                                   -----------               -------
    Total liabilities                                  364,870                97,691
                                                   -----------               -------

Partners' capital:
  General  partners                                        500                   500
  Original limited partner                                 100                   100
  Limited partners:
    Class A-1,009,855 units outstanding
      at June 30, 1997                               8,631,503                     0
    Class B-213,151 units outstanding
      at June 30, 1997                               1,811,784                     0
                                                   -----------               -------
    Total partners' capital                         10,443,887                   600
                                                   -----------               -------

    Total liabilities and partners' capital        $10,808,757               $98,291
                                                   ===========               =======

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.
                    (a Georgia Public Limited Partnership)

                              STATEMENT OF INCOME

                                                            Three Months Ended        Six  Months
                                                                   Ended                 Ended
                                                               June 30, 1997         June 30, 1997
                                                            ------------------       -------------
Revenues:
  Interest income                                                 $78,462               $88,462

Expenses:
  Computer costs                                                    1,440                 2,732
  Printing and notebooks                                            6,784                13,155
  Administrative salaries                                           8,985                14,311
  Office expense                                                    1,569                 2,422
  Postage                                                             188                   534
  Other                                                             7,359                 7,568
                                                                  -------               -------
                                                                   26,325                40,722
                                                                  -------               -------
     Net earnings                                                 $52,137               $47,740
                                                                  =======               =======

Net income allocated to General Partners                          $    44               $     0

Net income allocated to Class A Limited Partners                  $47,740               $47,740

Net income allocated to Class B Limited Partners                  $  4353               $     0

Net income per Class A weighted average Limited
     Partner Unit                                                 $   .09               $   .09

Net loss per weighted average Class B Limited
     Partner Unit                                                 $   .05               $     0

Cash distribution per Class A Limited Partner
     Unit                                                         $     0               $     0

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                       Limited Partners
                                 -------------------------------------------------------------
                                                      Class A                   Class B                           Total
                                             ------------------------     --------------------     General       Partners'
                                 Original      Units        Amount         Units      Amount       Partners       Capital
                                 --------    ---------   ------------     -------   ----------    ----------    -----------
BALANCE, December 31, 1996         $100              -   $         -            -   $        -       $500       $       600

  Limited partner contributions       -      1,009,855    10,098,546      213,151    2,131,510          -        12,230,056
  Net  earnings                       -              -        47,740            -            -          -            47,740
  Sales commissions                   -              -    (1,009,855)           -     (213,151)         -        (1,223,006)
  Other offering expenses             -              -      (504,928)           -     (106,576)         -          (611,503)
                                   ----      ---------   -----------      -------   ----------       ----       -----------
BALANCE, June 30, 1997             $100      1,009,855   $ 8,631,503      213,151   $1,811,784       $500       $10,443,887

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.
                    (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS

                                                     For the Six Months
                                                           Ended
                                                        June 30, 1997
                                                     ------------------
Cash flow from operating activities:
  Net income                                             $    47,740
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Changes in assets and liabilities:
          Increase in prepaid expenses and
            other assets                                     (20,392)
          Increase in due to affiliates                       61,884
                                                         -----------
     Net cash provided by operating activities                89,232
                                                         -----------
Cash flow from investing activities:
  Deferred project costs                                    (489,202)
  Investment in joint venture                               (650,000)
                                                         -----------
     Net cash used in investing activities                (1,139,202)
                                                         -----------
Cash flows from financing activities:.
  Limited partners' contributions                         12,230,056
  Sales commissions                                       (1,126,097)
  Offering costs                                            (611,503)
                                                         -----------
     Net cash provided by financing activities            10,492,456
                                                         -----------
Net increase in cash and cash equivalents                  9,442,486

Cash and cash equivalents, beginning of year                     600
                                                         -----------
Cash and cash equivalents, end of period                 $ 9,443,086
                                                         ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 June 30, 1997


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

     On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. As of June 30, 1997, the Partnership had sold 1,009,855 Class A Status Units, and 213,151 Class B Status Units, held by a total of 1,029 and 92 Limited Partners, respectively, for total Limited Partner capital contributions of $12,230,056. After payment of $489,202 in Acquisition and Advisory Fees, payment of $1,834,508 in selling commissions and organization and offering expenses, and investment of $650,000 in the Fund IX - Fund X Joint Venture, the Partnership was holding net offering proceeds of $9,256,346 available for investment in properties.

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

     (f) Partnership Distributions
     -----------------------------

     Net Cash From Operations, as defined in the Partnership Agreement, will be distributed first to Limited Partners holding Class A Status Units on a per Unit basis until they have received a 10% annual return on their Net Capital Contributions, as defined in the Partnership Agreement. Further distributions of Net Cash From Operations will be made to the General Partners until they receive distributions equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units. No distributions will be paid to the Limited Partners for the quarter ended June 30, 1997.

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

(2)  Investment in Joint Venture
     ---------------------------

     FUND IX - FUND X JOINT VENTURE
     -------------------------------

     On March 20, 1997, the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund IX and Fund X Associates (the "Fund IX - Fund X Joint Venture"). The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. Although the ultimate percentages of ownership in the Fund IX - Fund X Joint Venture have not yet been finally determined, it is anticipated that the Partnership will hold a 50% equity interest in the two properties described below. The total cost to complete both properties is anticipated to be approximately $13,000,000. As of June 30, 1997, the Partnership had contributed $650,000 and Wells Fund IX had contributed $3,220,744 for total contributions of $3,870,744 to the Fund IX - Fund X Joint Venture for the acquisition and development of the two properties. At this time, the Partnership's equity interest in the Fund IX - Fund X Joint Venture is approximately 16.8% and Wells Fund IX's equity interest in the Fund IX - Fund X Joint Venture is approximately 83.2%. The Partnership has reserved sufficient funds to complete these projects.

     THE ABB PROPERTY
     ----------------

     On March 20, 1997, Wells Fund IX contributed a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee and improvements thereon (the "ABB Property"), valued at $1,306,393. As of June 30, 1997, Wells Fund IX had contributed an additional $1,264,351 toward the development of this project for total contributions of $2,570,744.

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

     It is currently anticipated that the total cost to complete the project will be approximately $7,800,000. Although the ultimate percentages of ownership in the Fund IX -Fund X Joint Venture have not been finally determined, it is anticipated that the Partnership will contribute $3,900,000 and Wells Fund IX will contribute $1,329,256 to the remaining cost of approximately $5,229,256 for an approximate 50% equity interest each.

     The Partnership has reserved sufficient funds for this purpose. For further information regarding the formation of the Fund IX - Fund X Joint Venture and the development of the ABB Property, refer to the Form 8-K of Wells Real Estate Fund X, L.P. dated March 26, 1997, filed with the Commission on April 1, 1997, (Commission File No. 333-7979).

     OKLAHOMA CITY PROJECT
     ---------------------

     On May 30, 1997, the Fund IX -Fund X Joint Venture entered into an agreement for the purchase and sale of Real Property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition of a one-story building to be developed on property located in Oklahoma City, Oklahoma (the "Oklahoma City Project"). The Fund IX - Fund X Joint Venture will purchase the Oklahoma City Project for a purchase price which is currently anticipated to be $5,200,000. Under the terms of its contract with Wells Development, the Fund IX - Fund X Joint Venture was required to make an earnest money deposit to Wells Development in the amount of $1,300,000. The earnest money deposit was used to fund the purchase of the Oklahoma City Property and will also be used to fund the initial costs of construction and development of the project. The Partnership and Wells Fund IX made capital contributions of $650,000 each to the Fund IX - Fund X Joint Venture to provide the Joint Venture with sufficient funds with which to make the required earnest money deposit to Wells Development.

     The site of the Oklahoma City Project consists of approximately 5.3 acres, and when completed, the Oklahoma City Project will be a one-story office building containing 57,186 net rentable square feet. An agreement with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of the property has been signed.

     Lucent Technologies, a world-wide leader in telecommunications technology, producing a variety of communication products, has executed a lease agreement with Wells Development to lease all of the Oklahoma City Project upon completion. The initial term of the lease will be ten years commencing on substantial completion of the project which is currently anticipated to be January 1, 1998. Lucent Technologies has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installments of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extendable term will be at market rental rate. In addition to the base rent, Lucent

     Technologies is required to pay additional rent equal to its share of operating expenses during the lease term.

     It is currently anticipated that the total cost to complete the property, which is estimated to be approximately $5,200,000, will be contributed equally by the Partnership and Wells Fund IX for an ultimate percentage ownership of approximately 50% for each partnership. For further information regarding the contract entered into between the Fund IX -
     Fund X Joint Venture and Wells Development and the development of the Oklahoma City Project, refer to Supplement No. 2 dated June 17, 1997, to the Prospectus of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. dated December 31, 1996, contained in Post-Effective Amendment No. 2 to the Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. which was filed with the Commission on June 17, 1997 (Commission File No. 333-7979).

     (3)   Deferred Project Costs
           ----------------------

     The Partnership pays Acquisition and Advisory Fees to the General Partners for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees paid as of June 30, 1997, amounted to $489,202 and represented approximately 4% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

     (4)   Deferred Offering Costs
          ------------------------

     Wells Capital, Inc. (the "Company"), the general partner of Wells Partners,
     L.P., pays all the offering expenses for the Partnership.   The Company may
     be reimbursed by the Partnership to the extent that such offering expenses do not exceed 5% of total Limited Partners' capital contributions. As of June 30,1997, the Partnership had reimbursed the Company for $611,503 in offering expenses, which amounted to approximately 5% of Limited Partners' capital contributions.

     (5)   Due To Affiliates
          ------------------

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

The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of June 30, 1997, the Partnership had sold 1,009,855 Class A Status Units and 213,151 Class B Status Units, held by a total of 1,029 and 92 Limited Partners, respectively, for total Limited Partner contributions of $12,230,056. After payment of $489,202 in Acquisition and Advisory Fees, payment of $1,834,508 in selling commissions and organization and offering expenses, and investment of $650,000 in the Fund IX -Fund X Joint Venture, as of June 30, 1997, the Partnership was holding net offering proceeds of $9,256,341 available for investment in properties. Approximately $3,900,000 of such proceeds are being reserved for investment in the Fund IX - Fund X Joint Venture for the completion of the ABB Property.

Gross revenues of the Partnership of $88,462 for the six months ended June 30, 1997, and $78,462 for the three months ended June 30, 1997, consisted of primarily interest income earned on funds held by the Partnership prior to the investment in properties. Expenses of the Partnership were $40,722 for the six months ended June 30, 1997, and $26,325 for the three months ended June 30, 1997, and consisted primarily of printing, computer, administrative salaries, office and partnership administrative costs. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on February 4, 1997, there is no comparative financial data available from the prior fiscal year.

Net earnings per weighted average unit for Class A Limited Partners was $0.09 for the six months ended June 30, 1997.

Net increase in cash and cash equivalents is the result of raising $12,230,056 in Limited Partners' capital contributions before deducting commissions and offering costs.

No cash distributions were made to Limited Partners during the second quarter of 1997.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b). On April 1, 1997, the Partnership filed a Current Report on Form 8-K dated March 26, 1997, reporting the formation of the Fund IX - Fund X Joint Venture and the development of the ABB Property.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLS REAL ESTATE FUND X, L.P.
                                       (Registrant)


     Dated: August 8, 1997             By: /s/ Leo F. Wells, III
                                           ---------------------
                                           Leo F. Wells, III, as Individual
                                           General Partner and as President,
                                           Sole Director and Chief Financial
                                           Officer of Wells Capital, Inc., the
                                           General Partner of Wells Partners,
                                           L.P.