Form 10-Q
period 1997-09-30
WELLS REAL ESTATE FUND X L P
filed 1997-11-12
CIK 1018215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended             September 30, 1997       or
                              -------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number          333-7979             (1933 Act)
                      ----------------------------------------------------------

                        Wells Real Estate Fund X, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Georgia                          58-2250093
           -------------------------------         ------------------
           (State of other jurisdiction of         (I.R.S. Employer
           incorporation or organization)          Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia         30092
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                  ---------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                         Wells Real Estate Fund X,L.P.
                         -----------------------------

                                     INDEX
                                     -----


                                                                                 Page No.
                                                                                 --------

PART I.        FINANCIAL INFORMATION
     Item 1. Financial Statements

               Balance Sheets - September 30, 1997
                and December 31, 1996 ..............................................3

               Statement of Income for the Three Months and Nine
                Months ended September 30, 1997.....................................4

               Statement of Partners' Capital
                for the Nine Months Ended September 30, 1997........................5

               Statement of Cash Flows for the Nine Months
                Ended September 30, 1997............................................6

               Condensed Notes to Financial Statements..............................7

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..........................................................11

PART II.     OTHER INFORMATION.....................................................13

                        WELLS REAL ESTATE FUND X, L.P.
                    (a Georgia Public Limited Partnership)

                                BALANCE SHEETS


             Assets                               September 30, 1997    December 31, 1996
             ------                              -------------------    -----------------
Cash and cash equivalents                            $13,505,458             $   600
Investment in joint venture (Note 2)                   2,224,074                   0
Deferred project costs (Note 3)                          684,179                   0
Deferred offering costs (Note 4)                         348,979              97,691
Prepaid expenses and other assets                         40,392                   0
                                                     -----------             -------

     Total assets                                    $16,803,082             $98,291
                                                     ===========             =======
   Liabilities and Partners' Capital
   ---------------------------------

Liabilities:
  Accounts payable                                   $        18             $     0
  Sales commissions payable                              106,960                   0
  Due to affiliates (Note 5)                             437,511              97,691
                                                     -----------             -------

     Total liabilities                                   544,489              97,691
                                                     -----------             -------

Partners' capital:
  General partners                                           500                 500
  Original limited partner                                     0                 100
  Limited partners:
   Class A-1,542,079 units outstanding
        at September 30, 1997                         13,252,889                   0
   Class B-353,553 units outstanding
        at September 30, 1997                          3,005,204                   0
                                                     -----------             -------

     Total partners' capital                          16,258,593                 600
                                                     -----------             -------

     Total liabilities and partners' capital         $16,803,082             $98,291
                                                     ===========             =======

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.
                    (a Georgia Public Limited Partnership)

                              STATEMENT OF INCOME


                                                       Three Months         Nine Months
                                                       ------------         -----------
                                                           Ended               Ended
                                                           -----               -----
                                                       Sept 30, 1997       Sept 30, 1997
                                                       -------------       -------------
Revenues:
           Interest income                               $ 120,514            $208,976

Expenses:
           Computer costs                                    3,053               5,785
           Printing and notebooks                            5,496              18,651
           Administrative salaries                           9,769              24,080
           Office expense                                    2,870               5,292
           Postage                                            (152)                382
           Other                                             2,005               9,573
                                                         ---------            --------
                                                            23,041              63,763
                                                         ---------            --------
           Net income                                    $  97,473            $145,213
                                                         =========            ========

Net income allocated to General Partners                 $       0            $      0

Net income allocated to Class A Limited Partners         $  97,473            $145,213

Net income allocated to Class B Limited Partners         $       0            $      0

Net income per Class A weighted average Limited
           Partner Unit                                  $     .09            $    .18

Net loss per weighted average Class B Limited
           Partner Unit                                  $       0            $      0

Cash distribution per Class A Limited Partner
           Unit                                          $       0            $      0

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                      Limited Partners
                                   --------------------------------------------------------
                                                       Class A                 Class B                           Total
                                                 ------------------        ----------------     General        Partners'
                                   Original      Units       Amount        Units     Amount     Partners        Capital
                                   --------      -----       ------        -----     ------     --------        -------
BALANCE, December 31, 1996         $   100           0    $         0          0   $        0     $500        $       600

  Limited partner contributions          0   1,542,079     15,420,795    353,553    3,535,534        0         18,956,329
  Net earnings                           0           0        145,213          0            0        0            145,213
  Sales commissions                      0           0     (1,542,079)         0     (353,553)       0         (1,895,632)
  Other offering expenses                0           0       (771,040)         0     (176,777)       0           (947,817)
  Return of original LP
    contribution                      (100)          0              0          0            0        0               (100)
                                   -------   ---------    -----------    -------   ----------     ----        -----------

BALANCE, September 30, 1997        $     0   1,542,079    $13,252,889    353,553   $3,005,204     $500        $16,258,593
                                   =======   =========    ===========    =======   ==========     ====        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.
                    (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS


                                                 For the Nine Months Ended
                                                 -------------------------
                                                     September 30, 1997
                                                     ------------------
Cash flow from operating activities:
  Net income                                            $    145,213
     Adjustments to reconcile net income to net
        cash provided by operating activities:                     -
           Changes in assets and liabilities:
             Increase in prepaid expenses and
                  other assets                               (40,392)
             Increase in accounts payable                         18
             Increase in due to affiliates                    88,532
                                                        ------------

     Net cash provided by operating activities               193,371
                                                        ------------

Cash flow from investing activities:
     Deferred project costs                                 (758,253)
     Investment in joint venture                          (2,150,000)
                                                        ------------

      Net cash used in investing activities               (2,908,253)
                                                        ------------

Cash flows from financing activities:
      Limited partners' contributions                     18,956,329
      Sales commissions                                   (1,788,672)
      Offering costs                                        (947,817)
      Return of original limited partner
              contribution                                      (100)
                                                        ------------
      Net cash provided by financing
              activities                                  16,219,740
                                                        ------------

Net increase in cash and cash equivalents                 13,504,858

Cash and cash equivalents, beginning of year                     600
                                                        ------------

Cash and cash equivalents, end of period                $ 13,505,458
                                                        ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                              September 30, 1997

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

     On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. As of September 30, 1997, the Partnership had sold 1,542,079 Class A Status Units, and 353,553 Class B Status Units, held by a total of 1,281 and 146 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $18,956,329. After payment of $758,253 in acquisition and advisory fees, payment of $2,843,449 in selling commissions and organization and offering expenses, and investment of $2,150,000 in the Fund IX - Fund X Joint Venture, the Partnership was holding net offering proceeds of $13,204,627 available for investment in properties.

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

     (e) Basis of Presentation
     -------------------------
     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.

     (f) Partnership Distributions
     -----------------------------
     Net Cash From Operations, as defined in the Partnership Agreement, will be distributed first to Limited Partners holding Class A Status Units on a per Unit basis until they have received a 10% annual return on their Net Capital Contributions, as defined in the Partnership Agreement. Further distributions of Net Cash From Operations will be made to the General Partners until they receive distributions equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units. No distributions were paid to the Limited Partners for the quarter ended September 30, 1997.

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

     (2) Investment in Joint Venture
         ---------------------------

     Fund IX - Fund X Joint Venture
     ------------------------------
     On March 20, 1997, the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as Fund IX and Fund X Associates (the "Fund IX - Fund X Joint Venture"). The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. Although the ultimate percentages of ownership in the Fund IX - Fund X Joint Venture have not yet been finally determined, it is anticipated that the Partnership will hold an approximately 50% equity interest in the two properties described below. The total cost to complete both properties is anticipated to be approximately $13,000,000. As of September 30, 1997, the Partnership had contributed $2,150,000 and Wells Fund IX had contributed $3,691,765 for total contributions of $5,841,765 to the Fund IX - Fund X Joint Venture for the acquisition and development of the two properties. At this time, the Partnership's equity interest in the Fund IX - Fund X Joint Venture is approximately 36.8%, and Wells Fund IX's equity interest in the Fund IX - Fund X Joint Venture is approximately 63.2%. The Partnership has reserved sufficient funds to complete these projects.

     The ABB Property
     ----------------

     On March 20, 1997, Wells Fund IX contributed a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee and improvements thereon (the "ABB Property"), valued at $1,306,393. As of September 30, 1997, the Partnership had contributed $1,500,000 and Wells Fund IX had contributed $3,041,765 toward the development of this project for total contributions of $4,541,765.

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

     ABB Environmental Systems, a subsidiary of ABB, Inc., has executed a lease for 55,000 rentable square feet comprising approximately 66% of the building. The initial term of the lease will be 9 years and 11 months commencing on substantial completion of the project which is currently anticipated to be January 1, 1998. ABB has the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

     It is currently anticipated that the total cost to complete the project will be approximately $7,800,000. Although the ultimate percentages of ownership in the Fund IX -Fund X Joint Venture have not been finally determined, it is anticipated that the Partnership will contribute $2,400,000 and Wells Fund IX will contribute $858,235 to the remaining cost of approximately $3,258,235 for an approximate 50% equity interest each.

     The Partnership has reserved sufficient funds for this purpose. For further information regarding the formation of the Fund IX - Fund X Joint Venture and the development of the ABB Property, refer to the Form 8-K of Wells Real Estate Fund X, L.P. dated March 26, 1997, filed with the Commission on April 1, 1997 (Commission File No. 333-7979).

     Oklahoma City Project
     ---------------------

     On May 30, 1997, the Fund IX -Fund X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition of a one-story building to be developed on property located in Oklahoma City, Oklahoma (the "Oklahoma City Project"). The Fund IX - Fund X Joint Venture will purchase the Oklahoma City Project for a purchase price which is currently anticipated to be approximately $5,200,000. Under the terms of its contract with Wells Development, the Fund IX - Fund X Joint Venture was required to make an earnest money deposit to Wells Development in the amount of $1,300,000. The earnest money deposit was used to fund the purchase of the land upon which the Oklahoma City Property will be developed and will also be used to fund the initial costs of construction and development of the project. The Partnership and Wells Fund IX made capital contributions of $650,000 each to the Fund IX - Fund X Joint Venture to provide the Joint Venture with sufficient funds with which to make the required earnest money deposit to Wells Development.

     The site of the Oklahoma City Project consists of approximately 5.3 acres, and when completed, the Oklahoma City Project will be a one-story office building containing 57,186 net rentable square feet. An agreement with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of the property has been signed.

     Lucent Technologies, a world-wide leader in telecommunications technology producing a variety of communication products, has executed a lease agreement with Wells Development to lease the entire Oklahoma City Project upon completion. The initial term of the lease will be ten years commencing on substantial completion of the project which is currently anticipated to be January 1, 1998. Lucent Technologies has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installments of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extendable term will be at market rental rates. In addition to the base rent, Lucent

     Technologies will be required to pay additional rent equal to its share of operating expenses during the lease term.

     It is currently anticipated that the total cost to complete the property, which is estimated to be approximately $5,200,000, will be contributed equally by the Partnership and Wells Fund IX for an ultimate percentage ownership of approximately 50% for each partnership. For further information regarding the contract entered into between the Fund IX Fund X Joint Venture and Wells Development and the development of the Oklahoma City Project, refer to Supplement No. 2 dated June 17, 1997, to the Prospectus of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. dated December 31, 1996, contained in Post-Effective Amendment No. 2 to the Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. which was filed with the Commission on June 17, 1997 (Commission File No. 333-7979).

     (3) Deferred Project Costs
         ----------------------

     The Partnership pays acquisition and advisory fees to the General Partners for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 5% of the Limited Partners' capital contributions. Acquisition and advisory fees paid as of September 30, 1997, amounted to $758,253 and represented approximately 4% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

     (4) Deferred Offering Costs
         -----------------------

     Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 5% of total Limited Partners' capital contributions. As of September 30, 1997, the Partnership had reimbursed the Company for $947,816 in offering expenses, which amounted to approximately 5% of Limited Partners' capital contributions.

     (5) Due To Affiliates
         -----------------

     Due to Affiliates consists of acquisition and advisory fees, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION.
-------------

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

The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of September 30, 1997, the Partnership had sold 1,542,079 Class A Status Units and 353,553 Class B Status Units, held by a total of 1,281 and 146 Class A and Class B Limited Partners, respectively, for total Limited Partner contributions of $18,956,329. After payment of $758,253 in acquisition and advisory fees, payment of $2,843,449 in selling commissions and organization and offering expenses, and investment of $2,150,000 in the Fund IX - Fund X Joint Venture, as of September 30, 1997, the Partnership was holding net offering proceeds of $13,204,627 available for investment in properties. Approximately $2,400,000 of such proceeds are being reserved for investment in the Fund IX - Fund X Joint Venture for the completion of the ABB Property.

Gross revenues of the Partnership of $208,976 for the nine months ended September 30, 1997, and $120,514 for the three months ended September 30, 1997, consisted of primarily interest income earned on funds held by the Partnership prior to the investment in properties. Expenses of the Partnership were $63,763 for the nine months ended September 30, 1997, and $23,041 for the three months ended September 30, 1997, and consisted primarily of printing, computer, administrative salaries, office and partnership administrative costs. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on February 4, 1997, there is no comparative financial data available from the prior fiscal year.

Net earnings per weighted average unit for Class A Limited Partners was $0.18 for the nine months ended September 30, 1997.

Net increase in cash and cash equivalents is the result of raising $18,956,329 in Limited Partners' capital contributions before deducting commissions and offering costs.

No cash distributions were made to Limited Partners during the third quarter of 1997.

PART II - OTHER INFORMATION
---------------------------

           ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1997.

                                  SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WELLS REAL ESTATE FUND X, L.P.
                                         (Registrant)


           Dated: November 10, 1997       By: /s/ Leo F. Wells, III
                                              ---------------------
                                          Leo F. Wells, III, as Individual
                                          General Partner and as President,
                                          Sole Director and Chief Financial
                                          Officer of Wells Capital, Inc., the
                                          General Partner of Wells Partners,
                                          L.P.