Form 10-K
period 1997-12-31
WELLS REAL ESTATE FUND X L P
filed 1998-03-25
CIK 1018215

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]


For the fiscal year ended      December 31, 1997 or
                         -------------------------------------------------------


[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                    to
                               ------------------------------------------------
Commission file number                         0-23719
                         ------------------------------------------------------

                                   Wells Real Estate Fund X, L.P.
-------------------------------------------------------------------------------
                       (Exact name of registrant as specified in its charter)


     Georgia                                            58-2250093
---------------------------------       ---------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road
Norcross, Georgia                                           30092
----------------------------------      ---------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (770) 449-7800
                                                    ----------------------------
Securities registered pursuant to Section 12 (b) of the Act:


       Title of each class        Name of exchange on which registered
-----------------------------     ------------------------------------
            NONE                                      NONE
-----------------------------     ------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                     NONE
--------------------------------------------------------------------------------
                               (Title of Class)
                                     NONE
-------------------------------------------------------------------------------
                               (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
     --

Aggregate market value of the voting stock held by non-affiliates:    Not
                                                                      ---
Applicable
----------

                                     PART I
                                     ------


ITEM  1.  BUSINESS
------------------

GENERAL

Wells Real Estate Fund X, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public limited partnership, as General Partners. The Partnership was formed on June 20, 1996, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.


On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors in the Partnership.
The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Status Units, and 596,792 Class B Status Units, held by a total of 1,588 and 218 Limited Partners respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in Acquisition and Advisory Fees and expenses, payment of $4,069,338 in selling commissions and organization and offering expenses, $650,000 escrow contribution on behalf of the Fund IX - Fund X Joint Venture and an investment of $3,500,000 in the Fund IX - Fund X Joint Venture as of December 31, 1997, the Partnership was holding net offering proceeds of $17,824,417 available for investment in properties.

EMPLOYEES

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1997.

INSURANCE

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

COMPETITION

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

ITEM 2.  PROPERTIES.
--------------------

As of December 31, 1997, the Partnership owned an interest in one property through its ownership in joint ventures, which is an office building located in Knoxville, Tennessee, which is substantially completed. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1997, the property was 67.06% occupied. As of December 31, 1997, the Partnership was holding approximately $17,824,417 to invest in properties.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1997, assuming no exercise of renewal options or termination rights:

                                                        Partnerships
Year of         Number of                Annualized       Share of               Percentage of            Percentage of
Lease            Leases      Square      Gross Base       Annualized              Total Square          Total Annualized
Expiration      Expiring   Feet Expiring   Rent(1)    Gross Base Rent(1)         Feet Expiring              Base Rent
-----------------------------------------------------------------------------------------------------------------------------------

1998              -              -             -                -                     -                        -
1999              -              -             -                -                     -                        -
2000              -              -             -                -                     -                        -
2001              -              -             -                -                     -                        -
2002              -              -             -                -                     -                        -
2003              -              -             -                -                     -                        -
2004              -              -             -                -                     -                        -
2005              -              -             -                -                     -                        -
2006              -              -             -                -                     -                        -
2007(2)           1         55,000        67,500                341,687               100%                     100%
------------------------------------------------------------------------------------------------------------------------------------
2007(2)           1         55,000      $687,500                $341,687               100%                    100%

(1)  Average monthly gross rent over life of the lease, annualized.

(2)  Expiration of ABB lease, Knoxville, Tennessee.

The following describes the properties in which the Partnership owned an interest as of December 31, 1997:


FUND IX - FUND X JOINT VENTURE
------------------------------

On March 20, 1997, the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as Fund IX and Fund X Associates (the "Fund IX - Fund X Joint Venture"). The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. Although the ultimate percentages of ownership in the Fund IX - Fund X Joint Venture have not yet been finally determined, it is anticipated that the Partnership will hold an approximately 50% equity interest in the two properties described below. The total cost to complete both properties is anticipated to be approximately $13,000,000. As of December 31, 1997, the Partnership had contributed $3,500,000 and Wells Fund IX had contributed $3,541,764, for total contributions of $7,041,764 to the Fund IX - Fund X Joint Venture. At this time, the Partnership's equity interest in the Fund IX - Fund X Joint Venture is approximately 49.7%, and Wells Fund IX's equity interest in the Fund IX - Fund X Joint Venture is approximately 50.3%. The Partnership has reserved sufficient funds to complete these projects.

THE ABB PROPERTY
----------------

On March 20, 1997, Wells Fund IX contributed a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee and improvements thereon (the "ABB Property"), valued at $1,306,393. As of December 31, 1997, the Partnership had contributed $3,500,000 and Wells Fund IX had contributed $3,541,764 toward the development of this project for total contributions of $7,041,764.

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

It is currently anticipated that the total cost to complete the project will be approximately $7,800,000. Although the ultimate percentages of ownership in the Fund IX - Fund X Joint Venture have not been finally determined, it is anticipated that the Partnership will contribute approximately $400,000 and Wells Fund IX will contribute approximately $358,235 to the remaining cost of approximately $758,235 for an approximate 50% equity interest each.

The Partnership has reserved sufficient funds for this purpose. For further information regarding the formation of the Fund IX - Fund X Joint Venture and the development of the ABB Property, refer to Supplement No. 1 dated March 27, 1997, to the Prospectus of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. dated December 31, 1996, contained in Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. which was filed with the Commission on April 1, 1997 (Commission File No. 333-7979).

OKLAHOMA CITY PROJECT
---------------------

On May 30, 1997, the Fund IX - Fund X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition of a one-story building to be developed on property located in Oklahoma City, Oklahoma (the "Oklahoma City Project"). The Fund IX - Fund X Joint Venture will purchase the Oklahoma City Project for a purchase price which is currently anticipated to be approximately $5,200,000. Under the terms of its contract with Wells Development, the Fund IX - Fund X Joint Venture was required to make an earnest money deposit to Wells Development in the amount of $1,300,000. The earnest money deposit was used to fund the purchase of the land upon which the Oklahoma City Property will be developed and will also be used to fund the initial costs of construction and development of the project. The Partnership and Wells Fund IX made the required escrow contribution of $650,000 each on behalf of the Fund IX - Fund X Joint Venture to Wells Development Corporation.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1997.



                                    PART II
                                    -------


ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------


The offering for sale of Units in the Partnership terminated on December 30, 1997, at which time the Partnership had 2,116,099 outstanding Class A Status Units held by a total of 1,588 Limited Partners and 596,792 outstanding Class B Status Units held by a total of 218 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Status Limited Partners are entitled to a distribution from Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Status Units. Holders of Class A Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to the Class B Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 1997.

Cash available to distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during 1997 were as follows:


                            Per Class A Status Unit
                            -----------------------

Distribution for   Total Cash      Investment    Return of    General
Quarter Ended     Distributed        Income       Capital     Partner
----------------  -----------      ----------    ---------    -------

March 31, 1997        $0                $0.00         $0.00       $0.00
June 30, 1997         $0                $0.00         $0.00       $0.00
September 30, 1997    $0                $0.00         $0.00       $0.00
December 31, 1997     $294,309          $0.27         $0.00       $0.00



The fourth quarter distribution was accrued for accounting purposes in 1997, and was not actually paid to Limited Partners until February, 1998. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status Units will continue in 1998 at a level at least comparable with 1997 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on February 4, 1997, and accordingly, there is no comparative financial data available from prior fiscal years. As of December 31, 1996, the Partnership's assets totaled approximately $98,291 consisting primarily of the General Partners' capital contributions and deferred offering costs.

The following sets forth a summary of the selected financial data for the eleven months ended December 31, 1997.






             [The remainder of this page left intentionally blank]

                                                             1997
                                                     ------------------
Total assets                                              $23,716,744
Total revenues                                                372,507
Net income                                                    278,025
Net loss allocated
  to General Partners                                            (162)
Net income allocated to
  Class A Limited Partners                                    302,862
Net loss allocated to
  Class B Limited Partners                                    (24,675)
Net income per weighted
 average (1) Class A
 Limited Partner Unit                                             .28
Net loss per weighted
 average (1) Class B
 Limited Partner Unit                                           (0.09)
Cash Distributions per
 weighted average (1)
 Class A Limited Partner Unit:
    Investment Income                                            0.27
    Return of Capital                                            0.00



(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------


The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Partnership and notes thereto.

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

General
-------

The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of December 31, 1997, the Partnership had sold 2,116,099 Class A Status Units and 596,792 Class B Status Units, held by a total of 1,588 and 218 Class A and Class B Limited Partners, respectively, for total Limited Partner contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees, payment of $4,069,338 in selling commissions and organization and offering expenses, $650,000 escrow contribtion on behalf of the Fund IX - Fund X Joint Venture and investment of $3,500,000 in the Fund IX - Fund X Joint Venture, as of December 31, 1997, the Partnership was holding net offering proceeds of $17,824,417 available for investment in properties.

It is anticipated that an additional investment in the Fund IX - Fund X Joint Venture of approximately $758,235 will be required to complete the ABB Property and that an additional investment of approximately $3,900,000 will be required to complete the acquisition of the Lucent Project. It is anticipated that the Partnership and Wells Fund IX will each contribute a total of approximately $6,500,000 to the Fund IX - Fund X Joint Venture. It is currently anticipated that the Partnership will contribute an additional $400,000 to complete the ABB Project and an additional $1,950,000 to complete the Lucent Project. The Partnership has reserved $2,350,000 out of its net offering proceeds of approximately $17,824,417 available for investment in properties for these purposes.

Gross revenues of the Partnership of $372,507 for the twelve months ended December 31, 1997, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in joint ventures. Negative equity in income of joint ventures of $10,035 was due primarily to depreciation and other operating expenses combined with the fact that the tenant moved into the building in late December 1997.

Expenses of the Partnership were $94,482 for the twelve months ended December 31, 1997, and consisted primarily of legal, accounting and partnership administrative costs. Net income of the Partnership was $278,025 for the twelve months ended December 31, 1997. Net income allocated per weighted average unit to Class A Limited Partners was $0.28; net loss allocated per weighted average unit to Class B Limited Partners was $0.09 and net loss allocated to General Partners was $162 for the twelve months ended December 31, 1997.

Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 Units on February 4, 1997, there is no comparative financial data available from the prior fiscal year.

Property Operations
-------------------

As of December 31, 1997, the Partnership owned an interest in the following operational property:


The ABB Building - Fund IX-X Joint Venture
------------------------------------------

                                                        One Month Ended
                                                       December 31, 1997
                                                  ---------------------------
Revenues:
  Rental income                                              $28,512

Expenses:
  Depreciation                                                36,863
  Management & leasing expenses                                1,711
  Operating costs, net of
     reimbursements                                           10,110
                                                              ------
                                                              48,692
                                                              ------
Net loss                                                    $(20,180)
                                                            ========

Occupied %                                                     67.06%

Partnership's Ownership % in the Fund IX - Fund
 X Joint Venture                                               49.70%

Net loss allocated to Partnership                           $(10,035)


Since the ABB Project was started in March, 1997, comparative income and expense figures for prior years are not available.

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

On March 20, 1997, Wells Fund IX contributed a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee and improvements thereon (the "ABB Property"), valued at $1,306,393. As of September 30, 1997, the Partnership had contributed $3,500,000 and Wells Fund IX had contributed $3,541,765 toward the development of this project for total contributions of $7,041,765.

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

It is currently anticipated that the total cost to complete the project will be approximately $7,800,000. Although the ultimate percentages of ownership in the Fund IX -Fund X Joint Venture have not been finally determined, it is anticipated that the Partnership will contribute $400,000 and Wells Fund IX will contribute $358,235 to the remaining cost of approximately $758,235 for an approximate 50% equity interest each.

The Partnership has reserved sufficient funds for this purpose. For further information regarding the formation of the Fund IX - Fund X Joint Venture and the development of the ABB Property, refer to the Form 8-K of Wells Real Estate Fund X, L.P. dated March 26, 1997, filed with the Commission on April 1, 1997 (Commission File No. 333-7979).

The funds used by the Fund IX - Fund X Joint Venture to complete the ABB Building were derived from capital contributions made by the Partnership and Wells Fund IX, totaling $3,500,000 and $3,541,764 respectively. The Partnership owns an approximate 50% equity interest in the Fund IX - Fund X Joint Venture.

For comments on general conditions to which the property may be subject, see
Item 1, Business page 2.  For additional information on tenants, etc., refer to
Item 2, Properties, page 3.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units.

The Partnership terminated its offering on December 30, 1997, the Partnership raised $27,128,912 in capital through the sale of 2,712,892 units.

After payment of $1,085,157 in Acquisition and Advisory fees and expenses, payment of $4,069,338 in selling commissions and organizational and offering expenses, $650,000 escrow contribution on behalf of the Fund IX - Fund X Joint Venture and the investment by the Partnership of $3,500,000 in the Fund IX - Fund X Joint Venture, as of December 31, 1997, the Partnership was holding net offering proceeds of approximately $17,824,417 available for additional properties.

The Partnership's net cash provided by operating activities of $200,668 is due primarily to interest income earned on funds held by the Partnership prior to investment in properties. Net cash used in investing activities of $5,188,485 is primarily the result of the payment of Acquisition and Advisory Fees, investment in the Fund IX - Fund X Joint Venture of $3,500,000 and an earnest money deposit which was advanced for a new project. Net cash provided by financing activities is the result of raising $27,128,912 in Limited Partners contributions less commissions and organizational and offering expenses, and therefore, increasing cash and cash equivalents from $600 of General Partners' contribution at the beginning of the year to $18,404,232 as of December 31, 1997.

The Partnership's distributions to holders of Class A Status Units for the 4th quarter ended December 31, 1997 will be paid in February, 1998 from Investment Income. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 1997. No cash distributions were paid to holders of Class B Status Units in 1997.

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint venture and property in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partnership contributions. As of December 31, 1997, the Partnership has reserved $18,474,417 for this purpose including approximately $400,000 for an office building in Knoxville, Tennessee, owned by the Fund IX - Fund X Joint Venture and approximately $1,950,000 needed to complete the office building in Oklahoma City, Oklahoma, also owned by the Fund IX - Fund X Joint Venture.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.


INFLATION
----------


The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.


The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------


The Financial Statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------


The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1997.



                                    PART III
                                    --------



ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.
---------------------------------------------


     Wells Partners, L.P.  Wells Partners, L.P. is a private Georgia limited
     --------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia Corporation. The executive offices of Wells Capital, Inc. are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092.

     LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 54
     -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
---------------------------------------------------------

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 1997.




                            CASH COMPENSATION TABLE
                            -----------------------


(A)                                   (B)                       (C)
Name of individual or     Capacities in which served -   Cash Compensation
   number in group        Form of Compensation
---------------------    ----------------------------    -----------------
Wells Capital, Inc.      General Partner of Wells            $   1,085,157
                         Partners, L.P.
                         Acquisition and Advisory Fees

Wells Capital, Inc.      General Partner of Wells            $   1,356,447
                         Partners, L.P. Reimbursement
                         of Organization and Offering
                         Expenses

Leo F. Wells, III        General Partner                                 0

Wells Investment         Dealer Manager -                    $2,712,891 (1)
Securities, Inc.         Selling Commissions

Wells Management         Property Manager -                     $ 1,711 (2)
Company, Inc.            Management and Leasing
                         Fees


(1) This amount includes all selling commissions paid or payable to Wells Investment Securities, Inc., a substantial portion of which were reallocated to other broker-dealers.

(2) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns the ABB Property for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1997, but not actually paid until January, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1998.

     (1)                       (2)                           (3)                           (4)
                                                         Amount and Nature
                              Name of                      of Beneficial
Title of Class             Beneficial Owner                  Ownership               Percent of Class
-------------              ----------------              -----------------           ----------------
Class A Status            Leo F. Wells, III             110.036 Units (IRA,            less than 1%
Units                                                     401 (k) Plan





No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------


The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:


          INTEREST IN PARTNERSHIP CASH FLOW AND NET SALES PROCEEDS.  The General
          --------------------------------------------------------
     Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 1997.


     PROPERTY MANAGEMENT AND LEASING FEES.  Wells Management Company, Inc., an
     ------------------------------------
     affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lessor of (A) (i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area.

     Management and leasing fees are not paid directly by the Partnership but by the joint venture entity which owns the properties. The Partnership's share of these fees were $1,711 for the year ended December 31, 1997.


     REAL ESTATE COMMISSIONS.  In connection with the sale of Partnership
     -----------------------
     properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1997.


     DEFERRED PROJECT COSTS
     ----------------------

     The Partnership pays Acquisition and Advisory Fees to the General Partners for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees paid as of December 31, 1997, amounted to $1,085,157 and represented approximately 4.0% of the Limited Partners' capital contributions. These fees are allocated to specific properties as they are purchased.


     DEFERRED OFFERING COSTS
     -----------------------

     Wells Capital, Inc. (the "Company"), the General Partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 5% of total Limited Partners' capital contributions. As of December 31, 1997, the Partnership had reimbursed the Company for $1,356,447 in offering expenses, which amounted to 5% of Limited Partners' capital contributions.

                                    PART IV
                                    -------



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a) 1.  Financial Statements
        The Financial Statements are contained on pages F-2 through F-50 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2.  Financial Statement Schedule III
        Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K

(a) 3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1997.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)     See (a) 2 above.

                                   SIGNATURES



Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1998


                              WELLS REAL ESTATE FUND IX, L.P.
                              (Registrant)



                              By:   /s/ Leo F. Wells, III
                                    ---------------------
                                    LEO F. WELLS, III
                                    Individual General Partner and as President
                                    and Chief Financial Officier of Wells
                                    Capital, Inc., the General Partner of Wells
                                    Partners, L.P.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                  Title
---------                  -----



 /s/ Leo F. Wells, III     Individual General Partner,         March 17, 1998
----------------------     President and Sole Director
LEO F. WELLS, III          of Wells Capital, Inc., the
                           General Partner of Wells
                           Partners, L.P.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.


No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



FINANCIAL STATEMENTS                                        PAGE
----------------------------------------------------------  ----

Independent Auditors' Report                                F-2

Balance Sheets as of December 31, 1997 and 1996             F-3

Statement of Income for the Year Ended December 31, 1997    F-4

Statement of Partners' Capital for the Year Ended
 December 31, 1997                                          F-5

Statement of Cash Flows for the Year Ended December 31,
  1997                                                      F-6

Notes to Financial Statements for December 31, 1997 and
  1996                                                      F-7


               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of

Wells Real Estate Fund X, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND X, L.P. (a Georgia public limited partnership) as of December 31, 1997 and 1996 and the related statements of income, partners' capital, and cash flows for the year ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund X, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                    ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 9, 1998

                         WELLS REAL ESTATE FUND X, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                    ASSETS

                                                         1997           1996
                                                     -----------       -------
CASH AND CASH EQUIVALENTS                            $18,404,232       $   600
INVESTMENT IN JOINT VENTURE                            3,662,803             0
DEFERRED OFFERING COSTS                                        0        97,691
DEFERRED PROJECT COSTS                                   912,317             0
ORGANIZATIONAL COSTS, LESS ACCUMULATED
  AMORTIZATION OF $6,250 IN 1997                          25,000             0
PREPAID EXPENSES AND OTHER ASSETS                        712,392             0
                                                     -----------       -------
       Total assets                                  $23,716,744       $98,291
                                                     ===========       =======

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Due to affiliate                                    $   105,008       $97,691
 Partnership distributions payable                       294,309             0
 Sales commissions payable                               242,387             0
                                                     -----------       -------
       Total liabilities                                 641,704        97,691
                                                     -----------       -------
PARTNERS' CAPITAL:
General partners                                             338           500
Limited partners:
   Class A                                            18,019,767             0
   Class B                                             5,054,935             0
   Original limited partner                                    0           100
                                                     -----------       -------
       Total partners' capitaL                        23,075,040           600
                                                     -----------       -------
       Total liabilities and partners' capital       $23,716,744       $98,291
                                                     ===========       =======

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                              STATEMENT OF INCOME

                     FOR THE YEAR ENDED DECEMBER 31, 1997

REVENUES:
 Equity in loss of joint venture                                                       $(10,035)
 Interest income                                                                        382,542
                                                                                       ---------
                                                                                        372,507
                                                                                       ---------
EXPENSES:
 Partnership administration m                                                            71,554
 Legal and accounting                                                                     9,135
 Amortization of organizational costs                                                     6,250
 Computer costs                                                                           7,543
                                                                                       --------
                                                                                         94,482
                                                                                       --------
NET INCOME                                                                             $278,025
                                                                                       ========
NET LOSS ALLOCATED TO GENERAL PARTNERS                                                 $   (162)
                                                                                       ========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                                       $302,862
                                                                                       ========
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                         $(24,675)
                                                                                       ========
NET INCOME PER CLASS A LIMITED PARTNER UNIT                                            $   0.28
                                                                                       ========
NET LOSS PER CLASS B LIMITED PARTNER UNIT                                              $  (0.09)
                                                                                       ========
CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                                     $   0.27
                                                                                       ========



         The accompanying notes are an integral part of this statement.

                        WELLS REAL ESTATE FUND X, L.P.

                        (A Georgia Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1997

                                                              LIMITED PARTNERS                              TOTAL
                                                 ---------------------------------------------
                                                         CLASS A                CLASS B          GENERAL   PARTNERS'
                                                  ------------------     ----------------------
                                       ORIGINAL     UNITS       AMOUNT     UNITS      AMOUNT     PARTNERS   CAPITAL
                                       --------     -----       -------    -----      ------     --------   -------
BALANCE, DECEMBER 31, 1996               $100           0     $     0           0   $                $500   $     600

 Net income (loss)                          0           0     302,862           0    (24,675)        (162)    278,025
 Partnership distributions                  0           0    (294,309)          0          0            0    (294,309)
 Return of capital                       (100)          0           0           0          0            0        (100)

 Limited partner contributions              0   2,116,099  21,160,987      596,792 5,967,925            0  27,128,912
 Sales commissions and discounts            0           0  (2,116,099)           0  (596,792)           0  (2,712,891)
 Other offering expenses                    0           0  (1,033,674)           0  (291,523)           0  (1,325,197)
                                      -------   --------- -----------    -------- ----------         ---- -----------
BALANCE, DECEMBER 31, 1997               $  0   2,116,099 $18,019,767      596,79 $5,054,935         $338 $23,075,040
                                      =======   ========= ===========    ======== ==========         ==== ===========



         The accompanying notes are an integral part of this statement.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENT OF CASH FLOWS

                     FOR THE YEAR ENDED DECEMBER 31, 1997



CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                       $      278,025
                                                                                  --------------
Adjustments to reconcile net income to net cash used in operating activities:
     Equity in loss of joint venture                                                      10,035
     Amortization of organizational costs                                                  6,250
     Changes in assets and liabilities:
       Organizational costs                                                              (31,250)
       Prepaid expenses and other assets                                                 (62,392)
                                                                                  --------------
         Total adjustments                                                               (77,357)
                                                                                  --------------
         Net cash provided by operating activities                                       200,668
                                                                                  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint venture                                                          (3,499,999)
 Earnest money deposit                                                                  (650,000)
 Deferred project costs paid                                                          (1,038,486)
                                                                                  --------------
         Net cash used in investing activities                                        (5,188,485)
                                                                                  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Limited partners' contributions                                                      27,128,912
 Sales commissions and discounts paid                                                 (2,470,504)
 Offering costs paid                                                                  (1,266,859)
 Return of capital                                                                          (100)
                                                                                  --------------
         Net cash provided by financing activities                                    23,391,449
                                                                                  --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             18,403,632
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 600
                                                                                  --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $   18,404,232
                                                                                  ==============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Deferred project costs applied to joint venture property                       $      172,839
                                                                                  ==============



         The accompanying notes are an integral part of this statement.

                        WELLS REAL ESTATE FUND X, L.P.


                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)



                         NOTES TO FINANCIAL STATEMENTS


                          DECEMBER 31, 1997 AND 1996

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    ORGANIZATION AND BUSINESS


    Wells Real Estate Fund X, L.P. (the "Partnership") is a public limited partnership organized on June 20, 1996 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership units. Upon subscription for units, each limited partner must elect whether to have its units treated as Class A units or Class B units. Thereafter, limited partners shall have the right to change their prior election to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a general partner, (d) elect a new general partner, (e) dissolve the Partnership, and (f) approve a sale of assets, subject to certain limitations. Each limited partnership unit has equal voting rights, regardless of class.

    The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or which have operating histories. The Partnership owns an interest in a three-story office building in Knoxville, Tennessee (the "ABB Property") through a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. ("Fund IX").

    USE OF ESTIMATES AND FACTORS AFFECTING THE PARTNERSHIP


    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The carrying values of real estate are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.


    INCOME TAXES


    The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.


    DISTRIBUTIONS OF NET CASH FROM OPERATIONS


    Cash available for distribution, as defined by the partnership agreement, will be distributed to the limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their net capital contributions, as defined. Then distributions are paid to the general partners until they have received 10% of the total amount thus far distributed. Any remaining cash available for distribution is split 90% to the limited partners holding Class A units and 10% to the general partners. No such distributions will be made to the limited partners holding Class B units.


    DISTRIBUTION OF SALES PROCEEDS


    Upon sales of properties, the net sales proceeds will be distributed in the following order:


        . To limited partners holding units which at any time have been treated as Class B units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A units

        . To limited partners on a per unit basis until each limited partner has received 100% of their net capital contributions, as defined

        . To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contributions, as defined

        . To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B units)

        . To the general partners until they have received 100% of their capital contributions, as defined

        . Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the general partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the general partners pursuant to this provision

        . Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners


    ALLOCATION OF NET INCOME, NET LOSS, AND GAIN ON SALE


    Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

    Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the general partners.

    Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Class B units in amounts equal to the deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.


    INVESTMENT IN JOINT VENTURE


    BASIS OF PRESENTATION. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, the Partnership's investment in the joint venture is recorded using the equity method of accounting.

    REAL ESTATE ASSETS. Real estate assets held by the joint venture are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured.

    Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint venture as of December 31, 1997.

    Depreciation for building and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

    REVENUE RECOGNITION. All leases on real estate assets held by the joint venture are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

    PARTNERS' DISTRIBUTIONS AND ALLOCATIONS OF PROFIT AND LOSS. Cash available for distribution and allocations of profit and loss to the Partnership by the joint venture are made in accordance with the terms of the individual joint venture agreement. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint venture to the Partnership on a quarterly basis.

    DEFERRED LEASE ACQUISITION COSTS. Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.


    CASH AND CASH EQUIVALENTS


    For the purposes of the statement of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.


    PER UNIT DATA


    Net income (loss) per unit with respect to the Partnership for the year ended December 31, 1997 is computed based on the weighted average number of units outstanding during the period.


 2. DEFERRED PROJECT COSTS


    The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1997 were $1,085,157 and amounted to 4% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture. Deferred project costs at December 31, 1997 represent fees not yet applied to properties. As of December 31, 1997, $46,670 of fees had not yet been paid and are included in due to affiliate in the accompanying balance sheet.


 3. DEFERRED OFFERING COSTS


    Organization and offering expenses, to the extent they exceed 5% of the gross proceeds, were paid by the Company and not by the Partnership. Organization and offering expenses do not include sales or underwriting commissions, but do include such costs as legal and accounting fees, printing costs, and other offering expenses.

    As of December 31, 1997, the Company paid organization and offering expenses on behalf of the Partnership in the aggregate amount of $1,614,470, of which the Company was reimbursed $1,356,447, which did not exceed the 5% limitation. The Company absorbed the remaining $258,023 of offering and organization expenses which exceeded the 5% limitation. The liability of $58,338 for the unpaid balance of the aforementioned expenses is included in due to affiliate at December 31, 1997.


 4. RELATED-PARTY TRANSACTIONS


    The Partnership entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

    The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $856 for the year ended December 31, 1997 which were paid to Wells Management.

    The Company performs certain administrative services for the Partnership, such as accounting and other Partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

    The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners of other Wells Real Estate Funds, may be in competition with the Partnership for tenants in similar geographic markets.


 5. INVESTMENT IN JOINT VENTURE


    The Partnership's investment and percentage ownership in the joint venture at December 31, 1997 is summarized as follows:


                                                 AMOUNT         PERCENT
                                                ----------    ----------
Fund IX and X Associates                        $3,662,803        50%
                                                ==========    ==========


    The following is a rollforward of the Partnership's investment in joint venture for the year ended December 31, 1997:


Investment in joint venture, beginning of year              $          0
Equity in loss of joint venture                                  (10,035)
Contributions to joint venture                                 3,672,838
                                                            ------------
Investment in joint venture, end of year                      $3,662,803
                                                            ============



    FUND IX AND X ASSOCIATES


    On March 20, 1997, the Partnership entered into a joint venture agreement with Wells Real Estate Fund IX, L.P. The joint venture, Fund IX and X Associates, was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, the Partnership contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the ABB Property, to the Fund IX and X Associates joint venture. A 83,885-square-foot, three-story office building was constructed and commenced operations at the end of 1997.

   Following are the financial statements for Fund IX and X Associates:


                            FUND IX AND X ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEET
                               DECEMBER 31, 1997




                                     Assets
Real estate assets, at cost:
 Land                                                                      $   607,930
 Building and improvements, less accumulated depreciation of $36,863         6,445,300
 Construction in progress                                                       35,622
                                                                           -----------
       Total real estate assets                                              7,088,852
Cash and cash equivalents                                                      289,171
Accounts receivable                                                             40,512
Prepaid expenses and other assets                                              329,310
                                                                           -----------
       Total assets                                                        $ 7,747,845
                                                                           ===========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                          $   379,770
 Due to affiliates                                                               2,479
                                                                           -----------
       Total liabilities                                                       382,249
                                                                           -----------
Partners' Capital:
 Wells Real Estate Fund IX                                                   3,702,793
 Wells Real Estate Fund X                                                    3,662,803
                                                                           -----------
       Total partners' capital                                               7,365,596
                                                                           -----------
       Total liabilities and partners' capital                              $7,747,845
                                                                           ===========


                            FUND IX AND X ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                               STATEMENT OF LOSS
                 FOR THE PERIOD FROM INCEPTION (MARCH 20, 1997)
                              TO DECEMBER 31, 1997



Revenues:
 Rental income                                                                                 $ 28,512
                                                                                             ----------
Expenses:
 Depreciation                                                                                    36,863
 Management and leasing fees                                                                      1,711
 Operating costs, net of reimbursements                                                          10,118
                                                                                             ----------
                                                                                                 48,692
                                                                                             ----------
Net loss                                                                                       $(20,180)
                                                                                             ==========
Net loss allocated to Wells Real Estate Fund IX                                                $(10,145)
                                                                                             ==========
Net loss allocated to Wells Real Estate Fund X                                                 $(10,035)
                                                                                             ==========

                            FUND IX AND X ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                         STATEMENT OF PARTNERS' CAPITAL
                 FOR THE PERIOD FROM INCEPTION (MARCH 20, 1997)
                              TO DECEMBER 31, 1997

                                                  WELLS REAL      WELLS REAL        TOTAL
                                                    ESTATE          ESTATE        PARTNERS'
                                                   FUND IX          FUND X         CAPITAL
                                                 ----------       ----------       ----------
Balance, December 31, 1996                               $0               $0               $0
 Net loss                                           (10,145)         (10,035)         (20,180)
 Partnership contributions                        3,712,938        3,672,838        7,385,776
                                                 ----------       ----------       ----------
Balance, December 31, 1997                       $3,702,793       $3,662,803       $7,365,596
                                                 ==========       ==========       ==========

                            FUND IX AND X ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM INCEPTION (MARCH 20, 1997)
                              TO DECEMBER 31, 1997

Cash flows from operating activities:
 Net loss                                                           $(20,180)
                                                                  ----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Depreciation                                                     36,863
Changes in assets and liabilities:
       Accounts receivable                                           (40,512)
       Prepaid expenses and other assets                            (329,310)
       Accounts payable                                              379,770
       Due to affiliates                                               2,479
                                                                  ----------
         Total adjustments                                            49,290
                                                                  ----------
         Net cash provided by operating activities                    29,110
Cash flows from investing activities:
 Investment in real estate from partners                          (5,715,847)

Cash flows from financing activities:
 Contributions received from partners                              5,975,908
                                                                  ----------
Net increase in cash and cash equivalents                            289,171

Cash and cash equivalents, beginning of period                             0
                                                                  ----------
Cash and cash equivalents, END OF PERIOD                            $289,171
                                                                  ==========

Supplemental disclosure of noncash activities:
   Deferred project costs applied by partners, net of
    deferred project costs transferred                            $  318,981
                                                                  ==========
   Contribution of real estate assets                             $1,090,887
                                                                  ==========

 6. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the year ended December 31, 1997 is calculated as follows:
Financial statement net income                                      $278,025
Increase in net income resulting from:
 Expenses deducted for financial reporting purposes,
  capitalized for income tax purposes                                104,518
                                                                  ----------
Income tax basis net income                                         $382,543
                                                                  ==========

   The Partnership's income tax basis partners' capital at December 31, 1997 is computed as follows:


Financial statement partners' capital                           $23,075,040
Increase in partners' capital resulting from:
   Depreciation expense for financial reporting
     purposes in excess of amounts
     for income tax purposes
   Syndication costs                                              4,038,088
   Expenses deducted for financial reporting purposes,
    capitalized for income tax purposes                             104,518
   Partnership's distributions payable                              294,309
                                                                -----------
Income tax basis partners' capital                              $27,511,955
                                                                ===========


 7. RENTAL INCOME


   The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1997 is as follows:


         Year ended December 31:
           1998                                    $  323,125
           1999                                       323,125
           2000                                       323,125
           2001                                       323,125
           2002                                       323,125
         Thereafter                                 1,791,511
                                                  -----------
                                                   $3,407,136
                                                  ===========

   One tenant contributed 100% of rental income, which is included in equity in loss of joint venture, for the year ended December 31, 1997 and will contribute 100% of future minimum rental income.


   The future minimum rental income due Fund IX and X Associates under noncancelable operating leases at December 31, 1997 is as follows:

       Year ended December 31:
        1998                                         $646,250
        1999                                          646,250
        2000                                          646,250
        2001                                          646,250
        2002                                          646,250
       Thereafter                                   3,583,021
                                                   ----------
                                                   $6,814,271
                                                   ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1997 and will contribute 100% of future minimum rental income.

 8. QUARTERLY RESULTS (UNAUDITED)


   Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 1997:



                                                                      QUARTER ENDED
                                                 -------------------------------------------------
                                                 MARCH 31     JUNE 30   SEPTEMBER 30    DECEMBER 31
                                                 --------    --------    -----------    -----------
Revenues                                          $10,000     $78,462     $120,514        $163,531
Net (loss) income                                  (4,397)     52,137       97,473         132,812
Net (loss) income allocated to general
  limited partners                                    (44)         44            0            (162)
Net income allocated to Class A
  limited partners                                      0      47,740       97,473         157,649
Net (loss) income allocated to
  Class B limited partners                         (4,353)      4,353            0         (24,675)
Net income (loss) per weighted average
 Class A limited partner unit outstanding (a)       $0.00       $0.09        $0.09           $0.08
Net (loss) income per weighted average
 Class B limited partner unit (a)                   (0.05)       0.05         0.00           (0.05)
Cash distribution per Class A limited
  partner unit (a)                                   0.00        0.00         0.00            0.15



(a) The totals of the four quarterly amounts for the year ended December 31, 1997 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.


 9. COMMITMENTS AND CONTINGENCIES


   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997




                                          INITIAL COST                    GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1997
                                     -----------------------   COSTS OF   --------------------------------------------------
                                              BUILDINGS AND   CAPITALIZED            BUILDINGS AND  CONSTRUCTION
    DESCRIPTION         ENCUMBRANCES  LAND    IMPROVEMENTS   IMPROVEMENTS    LAND    IMPROVEMENTS   IN PROGRESS    TOTAL
---------------------   ----------- --------  -------------  ------------ ---------  -------------  ------------ -----------
KNOXVILLE PROPERTY (A)     None     $582,897       $0         $6,542,818   $607,930   $6,482,163       $35,622    $7,125,715
                                    ========   ============  ===========   ========   ==========     ===========  ==========

                                                                    LIFE ON WHICH
                              ACCUMULATED     DATE OF       DATE     DEPRECIATION
    DESCRIPTION              DEPRECIATION   CONSTRUCTION  ACQUIRED  IS COMPUTED(g)
-----------------------      ------------  -------------  --------  --------------
KNOXVILLE PROPERTY (A)          $36,863        1997       12/10/96   20 to 25 years
                             ============


(a) The Knoxville Property is a 5.622-acre tract of real property under construction in Knoxville, Tennessee. It is owned by Fund IX and X Associates. The Partnership owned a 50% interest in Fund IX and X Associates at December 31, 1997.

(b) Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997




                                                               ACCUMULATED
                                                COST           DEPRECIATION
                                             ----------           ----------
BALANCE AT DECEMBER 31,1996                  $        0           $        0

  1997 additions
                                              7,125,715               36,863
                                             ----------           ----------
BALANCE AT DECEMBER 31, 1997                 $7,125,715           $   36,863
                                             ==========           ==========

                                 EXHIBIT INDEX
                                 -------------



                       (Wells Real Estate Fund X, L.P.)


  The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
------   -----------------------


*3(a) Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund X, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., File No. 333-7979).



*3(b) Certificate of Limited Partnership of Wells Real Estate Fund X, L.P. (Exhibit 3(b) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., File No. 333-7979).



*10(a) Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund X, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., File No. 333-7979).



*10(b) Management Agreement between Wells Real Estate Fund X, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., File No. 333-7979).



*10(c) Custodial Agency Agreement between Wells Real Estate Fund X, L.P. and The Bank of New York (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., File No. 333-7979).



*10(d) Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., File No. 333-7979).



*10(e) Lease Agreement dated December 10, 1996, between Wells Real Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852).

EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
------   -----------------------



*10(f) Development Agreement dated December 10, 1996, between Wells Real Fund Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852).



*10(g) Owner-Contractor Agreement dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852).



*10(h) Agreement for the Purchase and Sale of Real Property dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., File No. 333-7979).

*10(i) Net Lease Agreement dated May 30, 1997, between Wells Development Corporation and Lucent Technologies, Inc. (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., File No 333-7979).

*10(j) Development Agreement dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation. (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., File No 333-
         7979).