Form 10-Q
period 1998-03-31
WELLS REAL ESTATE FUND X L P
filed 1998-05-15
CIK 1018215

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

   (Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

   For the quarterly period ended              March 31, 1998       or
                                 ----------------------------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

   For the transition period from__________________to__________________

   Commission file number                       0-23719
                         ------------------------------

                        Wells Real Estate Fund X, L.P.
   -------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

               Georgia                                   58-2250093
   --------------------------------------           -------------------
   (State of other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification no.)

    3885 Holcomb Bridge Road, Norcross, Georgia              30092
   ---------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

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

   Yes    X      No
       ------       -----

                                    Form 10-Q
                                    ---------

                          Wells Real Estate Fund X,L.P.
                          -----------------------------

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------


PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

            Balance Sheets - March 31, 1998
             and December 31, 1997..........................................  3

            Statement of Income for the Three
             Months ended March 31, 1998 and 1997...........................  4

            Statement of Partners' Capital for the Year
             Ended December 31, 1997 and
             for the Three Months Ended March 31, 1998......................  5

            Statement of Cash Flows for the Three Months
             Ended March 31, 1998 and 1997..................................  6

            Condensed Notes to Financial Statements.........................  7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations................... 10

PART II.  OTHER INFORMATION................................................. 16

                         WELLS REAL ESTATE FUND X, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           Assets                                         March 31, 1998           December 31, 1997
                           ------                                         --------------           -----------------
Cash and cash equivalents                                                    $ 8,965,946                 $18,404,232
Investment in joint venture                                                   12,984,740                   3,662,803
Deferred project costs                                                           458,052                     912,317
Organization cost, less accumulated
 amortization of $6,250 in 1997 & $7,813 in 1998                                  23,438                      25,000
Prepaid expenses and other assets                                                753,892                     712,392
Due from affiliates                                                              101,419                           0
                                                                             -----------                 -----------

   Total assets                                                              $23,287,487                 $23,716,744
                                                                             ===========                 ===========

             Liabilities and Partners' Capital
             ---------------------------------

Liabilities:
 Sales commissions payable                                                             0                     242,387
 Due to affiliates                                                                 1,468                     105,008
 Partnership distribution payable                                                252,019                     294,309
                                                                             -----------                 -----------

   Total liabilities                                                             253,487                     641,704
                                                                             -----------                 -----------

Partners' capital:
 General partners                                                                    338                         338
 Original limited partner                                                              0                           0
 Limited Partners:
  Class A--2,115,077 units outstanding
     at March 31, 1998                                                        18,064,845                  18,019,767
  Class B--597,814 units outstanding
     at March 31, 1998                                                         4,968,817                   5,054,935
                                                                             -----------                 -----------

   Total partners' capital                                                    23,034,000                  23,075,040
                                                                             -----------                 -----------

   Total liabilities and partners' capital                                   $23,287,487                 $23,716,744
                                                                             ===========                 ===========

           See accompanying condensed notes to financial statements

                         WELLS REAL ESTATE FUND X, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENT OF INCOME

                                                                        Three Months Ended
                                                               ------------------------------------
                                                               March 31, 1998        March 31, 1997
                                                               --------------        --------------
Revenues:
  Interest income                                                    $168,665               $10,000
  Equity in income of joint venture                                    61,940                     0
                                                                     --------               -------
                                                                      230,605                10,000

Expenses:
  Computer costs                                                        1,986                 1,292
  Printing and notebooks                                                  802                 6,371
  Administrative salaries                                               7,013                 5,326
  Office expense                                                        1,054                   853
  Postage                                                               2,439                   346
  Other                                                                 4,771                   209
  Amortization of organization costs                                    1,562                     0
                                                                     --------               -------
                                                                       19,627                14,397
                                                                     --------               -------

  Net income (loss)                                                  $210,978               $(4,397)
                                                                     ========               =======

Net loss allocated to General Partners                               $      0               $   (44)

Net income allocated to Class A Limited Partners                     $305,844               $     0

Net loss allocated to Class B Limited Partners                       $(94,866)              $(4,353)

Net income per weighted average
  Class A Limited Partner Unit                                       $    .15               $     0

Net (loss) income per weighted average
  Class B Limited Partner Unit                                       $   (.16)              $  (.05)

Cash distribution per Class A Limited Partner Unit                   $    .12               $     0

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                        AND YEAR ENDED DECEMBER 31, 1997

                                                                LIMITED PARTNERS
                                                ------------------------------------------------
                                                         CLASS A                  CLASS B                        TOTAL
                                                -------------------------  ---------------------   GENERAL     PARTNERS'
                                      ORIGINAL     UNITS        AMOUNTS      UNITS     AMOUNTS     PARTNERS      CAPITAL
                                     ---------  ----------  -------------  -------  ------------  ---------  -------------

BALANCE,
  DECEMBER 31, 1996                      $ 100           0    $         0         0   $        0      $ 500    $       600

  Limited partner contributions              0   2,116,099     21,160,987   596,792    5,967,925          0     27,128,912
  Net income (loss)                          0           0        302,862         0      (24,675)      (162)       278,025
  Partnership distributions                  0           0       (294,309)        0            0          0       (294,309)
  Return of capital                       (100)          0              0         0            0          0           (100)
  Sales commissions                          0           0     (2,116,099)        0     (596,792)         0     (2,712,891)
  Other offering expenses                    0           0     (1,033,674)        0     (291,523)         0     (1,325,197)
                                         -----   ---------    -----------   -------   ----------      -----    -----------

BALANCE,
  DECEMBER 31, 1997                          0   2,116,099     18,019,767   596,792    5,054,935        338     23,075,040

  Net income (loss)                          0           0        305,844         0      (94,866)         0        210,978
  Partnership distributions                  0           0       (252,018)        0            0          0       (252,018)
  Class A conversion elections               0      (1,022)        (8,748)    1,022        8,748          0              0
                                         -----   ---------    -----------   -------   ----------      -----    -----------

BALANCE,
  MARCH 31, 1998                             0   2,115,077    $18,064,845   597,814   $4,968,817        338    $23,034,000
                                         =====   =========    ===========   =======   ==========      =====    ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS

                                                                           Three Months Ended
                                                                   -----------------------------------
                                                                   March 31, 1998       March 31, 1997
                                                                   --------------       --------------
Cash flows from operating activities:
 Net income (loss)                                                    $   210,978           $   (4,397)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Equity in income of joint ventures                                     (61,940)                   0
   Amortization of organization costs                                       1,562                    0
 Changes in assets and liabilities:
  Increase in prepaid expenses and other assets                           (41,501)             (10,000)
  Decrease in due to affiliates                                          (103,539)              33,734
                                                                      -----------           ----------
   Net cash provided by operating activities                                5,560               19,337
                                                                      -----------           ----------

Cash flows from investing activities:
  Investment in joint ventures                                         (8,907,149)                   0
  Deferred project costs paid                                                   0             (246,042)
                                                                      -----------           ----------
   Net cash used in investing activities                               (8,907,149)            (246,042)
                                                                      -----------           ----------

Cash flows from financing activities:
  Limited partners' contributions                                               0            6,151,038
  Sales commissions paid                                                 (242,388)            (535,397)
  Offering costs paid                                                           0             (307,552)
  Distribution to Partners from accumulated earnings                     (294,309)                   0
                                                                      -----------           ----------

   Net cash (used in) provided by  financing activities                  (536,697)           5,308,089
                                                                      -----------           ----------

Net (decrease) increase in cash and cash equivalents                   (9,438,286)           5,081,384

Cash and cash equivalents, beginning of year                           18,404,232                  600
                                                                      -----------           ----------

Cash and cash equivalents, end of period                              $ 8,965,946           $5,081,984
                                                                      ===========           ==========

Supplemental disclosure of noncash investing   activities:
  Deferred project costs applied to joint venture
   property                                                           $   454,266           $        0
                                                                      ===========           ==========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 March 31, 1998

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

     On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Status Units, and 596,792 Class B Status Units, held by a total of 1,588 and 218 Limited Partners, respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in Acquisition and Advisory Fees and expenses, payment of $4,069,338 in selling commissions and organization and offering expenses, and $650,000 escrow contribution on behalf of the Fund IX-Fund X Joint Venture and an investment of $12,460,038 in the Fund IX-Fund X Joint Venture as of March 31, 1998, the Partnership was holding net offering proceeds of $8,864,379 available for investment in properties.

     The Partnership owns interests in properties through equity ownership in the following joint venture: Fund IX and Fund X Associates, a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. (the "Fund IX-Fund X Joint Venture").

     As of March 31, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint venture: (i) a three story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-Fund X Joint Venture; (ii) a two story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-Fund X Joint Venture; and (iii) a three story office building located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-Fund X Joint Venture.

     (b) Basis of Presentation
     -------------------------

     The financial statements of Wells Real Estate Fund X, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1997.

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owns interests in three office buildings as of March 31, 1998, through its ownership in the Fund IX-Fund X Joint Venture. The Partnership does not have control over the operations of this Joint Venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1997.

     The following describes the properties in which the Partnership owned an interest as of March 31, 1998

     FUND IX - FUND X JOINT VENTURE
     -------------------------------

     On March 20, 1997, the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund IX and Fund X Associates (the "Fund IX - Fund X Joint Venture"). The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. The total costs to complete the properties is anticipated to be approximately $31,618,000. As of December 31, 1997, the Partnership had contributed $12,407,149 and Wells Fund IX had contributed $13,921,686, for total contributions of $26,328,834 to the Fund IX-Fund X Joint Venture. At this time, the Partnership's equity interest in the Fund IX-Fund X Joint Venture is approximately 47.1%, and Wells Fund IX's equity interest in the Fund IX-Fund X Joint Venture is approximately 52.9%. The Partnership has reserved sufficient funds to complete these projects.

     OHMEDA BUILDING
     ---------------

     On February 13, 1998, the Fund IX-Fund X Joint Venture acquired a two story office building that was completed in 1988 with approximately 106,750 rentable square feet on a 15-acre tract of land located in Louisville, Boulder County, Colorado from Lincor Centennial Ltd., a Colorado limited partnership. The purchase price for the Ohmeda

     Building was $10,325,000.00. The Fund IX-Fund X Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees and other closing costs. Wells Fund IX contributed $3,460,192.32 to the Fund IX-Fund X Joint Venture for its share of the purchase of the Ohmeda Building, and the Partnership contributed $6,887,762.83 to the Fund IX-Fund X Joint Venture for its share of the purchase of the Ohmeda Building.

     The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease date February 26, 1987, as amended by First Amendment to Lease dated December 3, 1987, and as amended by Second Amendment to Lease dated October 20, 1997 (the "Lease") with Ohmeda, Inc., a Delaware corporation. The lease was assigned to the Fund IX-Fund X Joint Venture at the closing. The lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda's right to extend the lease for two additional five year periods of time at the then current market rental rates.

     Ohmeda is a medical supply firm based in Boulder, Colorado and is a worldwide leader in vascular access and haemodynamic monitoring for hospital patients. Ohmeda also has a special products division, which produces neonatal and other oxygen care products. Ohmeda recently extended an agreement with Hewlett-Packard to include co-marketing and promotion of combined Ohmeda/H-P neonatal products.

     The monthly base rental payable under the lease will be $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building during the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building.
     The Fund IX-Fund X Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

     The lease contains an early termination cause that allows Ohmeda the right to terminate the lease, subject to certain conditions, on either January 31, 2001 or January 31, 2002. In order to exercise this early termination clause, Ohmeda must give the Fund IX-Fund X Joint Venture notice on or before 5:00 p.m.. MST, January 31, 2000, and said notice must identify which early termination date Ohmeda is exercising. If Ohmeda exercises its right to terminate on January 31, 2001, then Ohmeda must tender $753,388.13 plus an amount equal to the amount of real property taxes estimated to be payable to the landlord in 2002 for the tax year 2001 based on the most recent assessment information available on the early termination date. If Ohmeda exercises its right to terminate on January 31, 2002, then Ohmeda must tender $502,258.75 plus an amount equal to the amount of real property taxes estimated to be payable to the landlord in 2003 for the tax year 2002 based on the most recent assessment information available on the early termination date. At the present time, real property taxes relating to this property are approximately $135,500 per year. The payment of these amounts by Ohmeda for early termination must be made on or before the 180th day prior to the appropriate early termination date. If the amount of the real property taxes actually assessed is greater than the amount paid by Ohmeda on the early termination date, then Ohmeda shall pay the landlord the difference within thirty (30) days of the receipt of landlord's demand for said difference. If the amount of the real property taxes actually assessed is less than the amount paid by Ohmeda on the early termination date, then Ohmeda shall be entitled to a refund from the landlord of the difference within thirty (30) days of the landlord's receipt of the real property tax invoice for the appropriate tax year.

     For additional information regarding the Ohmeda Building, refer to Form 8-K of Wells Real Estate Fund X, L.P. dated February 13, 1998 (Commission File No. 0-23719).

     360 INTERLOCKEN BUILDING
     ------------------------

     On March 20, 1998, Fund IX-Fund X Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000, excluding acquisition costs.

     The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contain 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

     The funds used by the Fund IX-Fund X Joint Venture to acquire the 360 Interlocken Building were derived entirely from capital contributions made by the Partnership and Wells Fund IX made to the Fund IX-Fund X Joint Venture of $1,668,271 and $6,624,729 respectively.

     For additional information regarding the 360 Interlocken Building, refer to the Form 8-K of Wells Real Estate Fund IX, L.P. dated March 20, 1998 (Commission File No. 0-22039).

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

Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this Statement had no impact on the partnership's disclosures.

Effective April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and initial application is required to be reported as a cumulative effect of change in accounting principle. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this Statement by the Partnership in the first quarter of 1999 may result in the write-off of certain capitalized organization costs. Adoption of this Statement is not expected to have a material impact on the Partnership's results of operations and financial condition.

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. The offering was terminated on December 30, 1997. As of March 31, 1998, the Partnership had sold 2,115,077 Class A Status Units and 597,815 Class B Status Units, held by a total of 1,588 and 220 Limited Partners respectively, for total Limited Partner contributions of $27,128,912. After payment of $1,085,157 in Acquisition and Advisory Fees, payment of $4,069,338 in selling commissions and organization and offering expenses, and $650,000 escrow contribution on behalf of the Fund IX-Fund X Joint Venture and an investment of $12,460,038 in the Fund IX-Fund X Joint Venture, as of March 31, 1998, the Partnership was holding net offering proceeds of $8,864,379 available for investment in properties.

Gross revenues of the Partnership of $230,606 for the three months ended March 31, 1998, consisted of primarily interest income earned on funds held by the Partnership prior to the investment in properties. Expenses of the Partnership were $19,627 and consisted primarily of printing, computer, administrative salaries, office and partnership administrative costs.

Net earnings per weighted average unit for Class A Limited Partners was $0.15 for the three months ended March 31, 1998.

Net loss per weighted average unit for Class B Limited Partners was $0.16 for the three months ended March 31, 1998.

Net increase in cash and cash equivalent from $5,081,984 as of March 31, 1997 to $8,965,946 as of March 31, 1998 was the result of raising limited partnership contributions during 1997 offset primarily by investing $8,907,149 in joint ventures.

Cash distributions in the amount of $294,309 were made to Class A Limited Partners during the first quarter of 1998.

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

Property Operations
-------------------

As of March 31, 1998, the Partnership owned interest in the following operational properties:

The ABB Building/Fund IX-Fund X Joint Venture
---------------------------------------------

                                                                                                Three Months Ended
                                                                                                ------------------
                                                                                                   March 31, 1998
                                                                                                ------------------
Revenues:
 Rental income                                                                                           $190,986

Expenses:
 Depreciation                                                                                              91,094
 Management & leasing expenses                                                                             25,282
 Operating costs, net of reimbursements                                                                    37,768
                                                                                                         --------
                                                                                                          154,144
                                                                                                         --------

Net income                                                                                               $ 36,842
                                                                                                         ========

Occupied %                                                                                                     67%

Partnership's ownership % in the
 Fund IX-Fund X Joint Venture                                                                                47.1%

Cash distribution to Partnership                                                                         $ 26,285

Net income allocated to the Partnership                                                                  $ 18,941

On March 20, 1997, Wells Fund IX contributed a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee and improvements thereon (the "ABB Property"), valued at $1,306,393. As of March 31, 1998, the Partnership had contributed $3,835,000 and Wells Fund IX had contributed $3,836,765 toward the development of a three story office building for total contributions of $7,671,765.

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 55,000 rentable square feet comprising approximately 66% of the building in December 1996. The initial term of the lease is 9 years and 11 months. ABB has the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

It is currently anticipated that the total cost to complete the project will be approximately $7,800,000. It is currently anticipated that Wells Fund IX will contribute $63,235 and that the Partnership will contribute $65,000 to the remaining cost of approximately $128,235.

Since the ABB Project opened in December 1997, comparative income and expense figures for prior years are not available.

The Ohmeda Building/Fund IX-Fund X Joint Venture
------------------------------------------------

                                                                                                  Two Months Ended
                                                                                                  ----------------
                                                                                                   March 31, 1998
                                                                                                  ----------------
Revenues:
 Rental income                                                                                           $134,084

Expenses:
 Depreciation                                                                                              54,384
 Management & leasing expenses                                                                                  0
 Operating costs, net of reimbursements                                                                      (699)
                                                                                                         --------
                                                                                                           53,685
                                                                                                         --------

Net income                                                                                               $ 80,399
                                                                                                         ========

Occupied %                                                                                                    100%

Partnership's ownership % in the
 Fund IX-Fund X Joint Venture                                                                                47.1%

Cash distribution to Partnership                                                                         $ 62,818

Net income allocated to the Partnership                                                                  $ 41,795

On February 13, 1998, Fund IX-Fund X Joint Venture acquired a two story office building containing approximately 106,750 rentable square feet on a 15-acre tract of land located in Louisville, Boulder County, Colorado for a purchase price of $10,325,000 excluding acquisition costs.

The entire Ohmeda building is currently under a net lease with Ohmeda, Inc. and was assigned to the Fund IX-Fund X Joint Venture at closing. The lease currently expires in January 2005. The monthly base rental payable under the lease will be $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building under the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-Fund X Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are not available for the prior year.

The 360 Interlocken Building/Fund IX-Fund X Joint Venture
---------------------------------------------------------

                                                                                                   One Month Ended
                                                                                                   ---------------
                                                                                                   March 31, 1998
                                                                                                   ---------------
Revenues:
 Rental income                                                                                            $26,133

Expenses:
 Depreciation                                                                                              23,574
 Management & leasing expenses                                                                                  0
 Operating costs, net of reimbursements                                                                         0
                                                                                                          -------
                                                                                                           23,574
                                                                                                          -------

Net income                                                                                                $ 2,559
                                                                                                          =======

Occupied %                                                                                                    100%

Partnership's ownership % in the
 Fund IX-Fund X Joint Venture                                                                                47.1%

Cash distributed to Partnership                                                                           $12,315

Net income allocated to the Partnership                                                                   $ 1,206

On March 20, 1998, Fund IX-Fund X Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a
5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000, excluding acquisition costs.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contain 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are not available.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b). The Partnership filed a Current Report on Form 8-K dated February 13, 1998, reporting the acquisition of the Ohmeda Building.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND X, L.P.
                                    (Registrant)


     Dated: May 11, 1998             By: /s/ Leo F. Wells, III
                                        ----------------------------------
                                     Leo F. Wells, III, as Individual
                                     General Partner and as President
                                     and Chief Financial
                                     Officer of Wells Capital, Inc., the
                                     General Partner of Wells Partners, L.P.