Form 10-Q
period 1998-06-30
WELLS REAL ESTATE FUND X L P
filed 1998-08-12
CIK 1018215

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended              June 30, 1998                    or
                                 -------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                     to
                              ---------------------   -------------------------

Commission file number                       0-23719
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

   Yes    X      No
       --------    -------

                                   Form 10-Q

                         Wells Real Estate Fund X, L.P.
                         ------------------------------

                                     INDEX
                                     -----

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets  June 30, 1998
                   and December 31, 1997....................................   3

                  Statement of Income for the Three and Six Months
                   Ended June 30, 1998 and 1997.............................   4

                  Statements of Partners' Capital for the Year Ended
                   December 31, 1997 and for the Six Months
                   Ended June 30, 1998......................................   5

                  Statements of Cash Flows for the Six
                   Months Ended June 30, 1998 and 1997......................   6

                  Condensed Notes to Financial Statements...................   7

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............  10

PART II. OTHER INFORMATION..................................................  17

                         WELLS REAL ESTATE FUND X, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                        Assets                           June 30, 1998    December 31, 1997
                        ------                           -------------    -----------------
Real Estate, at cost
 Land                                                      $   403,441          $         0
 Building and improvements, less accumulated
 depreciation of $48,984 in 1998 (Note 2)                    4,849,554                    0
                                                           -----------          -----------

  Total real estate assets                                   5,252,995                    0
                                                           -----------          -----------

Cash and cash equivalents                                    3,621,449           18,404,232
Investment in joint venture (Note 3)                        13,825,943            3,662,803
Deferred project costs                                         170,020              912,317
Organization cost, less accumulated
 amortization of $9,375 in 1998 & $6,250 in 1997                21,875               25,000
Prepaid expenses and other assets                              117,106              712,392
Due from affiliates                                            335,989                    0
                                                           -----------          -----------
  Total non-real estate assets                              18,092,382

   Total assets                                            $23,345,377          $23,716,744
                                                           ===========          ===========

       Liabilities and Partners' Capital
       ---------------------------------

Liabilities:
 Sales commissions payable                                           0              242,387
 Due to affiliates                                                  50              105,008
 Property taxes                                                 35,281                    0
 Partnership distribution payable                              424,087              294,309
 Refundable security deposits                                   43,134                    0
                                                           -----------          -----------

   Total liabilities                                           502,552              641,704
                                                           -----------          -----------

Partners' capital:
 General partners                                                  338                  338
 Original limited partner                                            0                    0
 Limited Partners:
  Class A  2,120,433 units outstanding
     at June 30, 1998                                       18,047,550           18,019,767
  Class B  592,458 units outstanding
     at June 30, 1998                                        4,794,937            5,054,935
                                                           -----------          -----------

   Total partners' capital                                  22,842,825           23,075,040
                                                           -----------          -----------

   Total liabilities and partners' capital                 $23,345,377          $23,716,744
                                                           ===========          ===========

           See accompanying condensed notes to financial statements

                         WELLS REAL ESTATE FUND X, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                              Three Months Ended                Six Months Ended
                                        -----------------------------    -----------------------------
                                        June 30, 1998   June 30, 1997    June 30, 1998   June 30, 1997
                                        -------------   -------------    -------------   -------------
Revenues:
 Rental income                              $ 120,000         $     0        $ 120,000         $     0
 CAM reimbursements                            20,067               0           20,067               0
 Interest income                               25,385          78,462          194,050          88,462
 Equity in income of joint venture            178,125               0          240,065               0
                                            ---------         -------        ---------         -------
                                              343,577          78,462          574,182          88,462

Expenses:
 Property taxes and insurance                  20,908               0           20,908               0
 Management and leasing expense                 5,603               0            5,603               0
 Depreciation                                  48,984               0           48,984               0
 Amortization of organization costs             1,563               0            3,125               0
 Computer costs                                 1,852           1,440            3,838           2,732
 Printing and notebooks                         3,762           6,784            4,564          13,155
 Administrative salaries                        5,721           8,985           12,734          14,311
 Office expense                                 1,694           1,569            2,748           2,422
 Postage                                        2,559             188            4,998             534
 Other                                         18,019           7,359           22,790           7,568
                                            ---------         -------        ---------         -------
                                              110,665          26,325          130,292          40,722
                                            ---------         -------        ---------         -------
 Net earnings                               $ 232,912         $52,137        $ 443,890         $47,740
                                            =========         =======        =========         =======

Net income (loss) allocated to
 General Partners                           $    (338)        $    44        $    (338)        $     0

Net income allocated to Class
 A Limited Partners                         $ 401,436         $47,740        $ 707,280         $47,740

Net income (loss) allocated to
 Class B Limited Partners                   $(358,256)        $ 4,353        $(263,390)        $     0

Net income per Class A weighted
 average Limited Partner Unit               $     .19         $   .09        $     .34         $   .09

Net income (loss) per Class B
 weighted average Limited Partner
 Unit                                           $(.28)           $.05            $(.44)        $     0



Cash distribution per Class A
 Limited Partner Unit                            $.20         $     0             $.32         $     0

            See accompanying condensed notes to financial statements

                         WELLS REAL ESTATE FUND X, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                                 LIMITED PARTNERS
                                                 ------------------------------------------------
                                                         CLASS A                  CLASS B                         TOTAL
                                                 ------------------------  ----------------------   GENERAL     PARTNERS'
                                      ORIGINAL     UNITS       AMOUNTS      UNITS      AMOUNTS     PARTNERS      CAPITAL
                                      ---------  ---------  -------------  --------  ------------  ---------  -------------
BALANCE,
  DECEMBER 31, 1996                      $ 100           0   $         0         0    $        0      $ 500    $       600

  Limited partner contributions              0   2,116,099    21,160,987   596,792     5,967,925          0     27,128,912
  Net income (loss)                          0           0       302,862         0       (24,675)      (162)       278,025
  Partnership distributions                  0           0      (294,309)        0             0          0       (294,309)
  Return of capital                       (100)          0             0         0             0          0           (100)
  Sales commissions                          0           0    (2,116,099)        0      (596,792)         0     (2,712,891)
  Other offering expenses                    0           0    (1,033,674)        0      (291,523)         0     (1,325,197)
                                         -----   ---------   -----------   -------    ----------      -----    -----------
BALANCE,
  DECEMBER 31, 1997                          0   2,116,099    18,019,767   596,792     5,054,935        338     23,075,040

  Net income (loss)                          0           0       707,280         0      (263,390)         0        443,890
  Partnership distributions                  0           0      (676,105)        0             0          0       (676,105)
  Class B conversion elections               0       4,334        (3,392)   (4,334)       (3,392)         0              0
                                         -----   ---------   -----------   -------    ----------      -----    -----------
BALANCE,
  JUNE 30, 1998                              0   2,120,433   $18,047,550   592,458    $4,794,937        338    $22,842,825
                                         =====   =========   ===========   =======    ==========      =====    ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS

                                                                             Six Months Ended
                                                                    ----------------------------------
                                                                    June 30, 1998        June 30, 1997
                                                                    -------------        -------------
Cash flows from operating activities:
 Net income                                                          $    443,890          $    47,740
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Changes in assets and liabilities:
  Equity in earnings of joint venture                                    (240,065)                   0
  Depreciation                                                             48,984                    0
  Amortization of organization costs                                        3,125                    0
  Decrease (increase) in prepaid expenses and other
   assets                                                                 595,286              (20,392)

  Increase (decrease) due to affiliates                                   (26,543)              61,884
                                                                     ------------          -----------
   Net cash provided by operating activities                              824,677               89,232
                                                                     ------------          -----------

Cash flows from investing activities:
  Distributions received from joint ventures                              101,418                    0
  Deferred project costs paid                                                   0             (489,202)
  Investment in joint ventures                                         (9,860,540)            (650,000)
  Investment in real estate                                            (5,059,623)                   0
                                                                     ------------          -----------
   Net cash used in investing activities                              (14,818,745)          (1,139,202)
                                                                     ------------          -----------

Cash flows from financing activities:
  Limited partners' contributions                                               0           12,230,056
  Sales commissions paid                                                 (242,388)          (1,126,097)
  Offering costs paid                                                           0             (611,503)
  Distribution to partners from accumulated earnings                     (546,327)                   0
                                                                     ------------          -----------
   Net cash provided by (used in) financing activities                   (788,715)          10,492,456
                                                                     ------------          -----------

Net increase (decrease) in cash and cash equivalents                  (14,782,783)           9,442,486

Cash and cash equivalents, beginning of year                           18,404,232                  600
                                                                     ------------          -----------

Cash and cash equivalents, end of period                             $  3,621,449          $ 9,443,086
                                                                     ============          ===========

Supplemental disclosure of noncash investing   activities:
  Deferred project costs applied to joint venture
   property                                                          $    742,297          $         0
                                                                     ============          ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 June 30, 1998

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

     On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Status Units, and 596,792 Class B Status Units, held by a total of 1,588 and 218 Limited Partners, respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in Acquisition and Advisory Fees and expenses, $4,069,338 in selling commissions and organization and offering expenses, $5,059,623 purchase of the Iomega building and an investment of $13,360,539 in the Fund IX-X-XI-REIT Joint Venture as of June 30, 1998, the Partnership was holding net offering proceeds of $3,554,255 available for investment in properties.

     The Partnership owns interests in properties either directly or through equity ownership in the following joint venture: Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture").

     As of June 30, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint venture: (i) a three story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture;
     (iii) a three story office building located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a one-story warehouse facility located in Ogden, Utah ("Iomega Corporation Building") which is owned by the Partnership; and (v) a one-story office building located in

     Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

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

(2)  Iomega Building
     ---------------

     On April 1, 1998, the Partnership purchased a single story warehouse and office building containing 100,000 rentable square feet on 8.03 acres of land in Ogden, Weber County, Utah (the "Iomega Building") from SCI Development Services, Inc. for a purchase price of $5,025,000.

     The entire building is currently under a net lease agreement dated April 9, 1996, with Iomega Corporation ("Iomega"), which was assigned to the Partnership at closing. The lease has a ten year term and expires on June 31, 2006. Iomega is a manufacturer of computer storage devices with total sales in excess of $1.7 billion.

     The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months; provided however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. Under the lease, Iomega is responsible for all utilities, taxes, insurance and other operating costs with respect to the Iomega Building during the term of the lease. The Partnership, as landlord, is responsible for maintenance of the structural soundness of the roof, foundation and exterior walls of the Iomega Building, reasonable wear and tear and uninsured losses and damages caused by Iomega excluded.

     For additional information regarding the Iomega Building, refer to Form 8-K of Wells Real Estate Fund X, L.P. dated April 1, 1998, filed with the Commission on April 16, 1998, and Form 8-K/A of Wells Real Estate Fund X, L.P. dated April 1, 1998, filed with the Commission on May 14, 1998 (Commission File No. 0-23719).

(3)  Investment in Joint Venture
     ---------------------------

     The Partnership owns interests in five office buildings as of June 30, 1998, directly or through its ownership in the Fund IX-X-XI-REIT Joint Venture. The Partnership does not have control over the operations of this Joint Venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1997.

     The following describes additional information about the properties in which the Partnership owned an interest as of June 30, 1998:

     FUND IX-X-XI-REIT JOINT VENTURE
     -------------------------------

     On June 11, 1998, Fund IX and Fund X Associates (the "Fund IX-Fund X Joint Venture"), a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership affiliated with the Partnership through common general partners, was amended and restated to admit Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), a Georgia public limited partnership, and Wells Operating Partnership, L.P., ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as general partner. Wells OP and the Wells REIT are also affiliated with the Partnership and its General Partners.

     The Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties:
     (i) the ABB Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Lucent Technologies Building located in Oklahoma City, Oklahoma County, Oklahoma.

     Lucent Technologies/Oklahoma City Project
     -----------------------------------------

     On May 30, 1997, the Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Lucent Technologies Building"). On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased this property for a purchase price of $5,504,276.

     Lucent Technologies, Inc., a world-wide leader in the telecommunications technology producing a variety of communication products, has occupied the entire Lucent Technologies Building. The initial term of the lease is ten years commencing on January 5, 1998. Lucent Technologies has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installment of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term.
     The annual base rent for each extended term will be at market rental rates. In addition to the base rent, Lucent Technologies will be required to pay additional rent equal to its share of operating expenses during the lease term.

     For additional information regarding the Lucent Technologies Building, refer to Supplement No. 2 dated June 30, 1998 to the Prospectus of Wells Real Estate Fund XI, L.P. dated December 31, 1997, contained in Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on July 9, 1998 (Commission File No. 333-7979).

     As of June 30, 1998, the Partnership had an approximate 42.0% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of June 30, 1998, Wells Fund IX had an approximate 45.8% equity interest; Wells Fund XI had an approximate 7.8% equity interest, and Wells OP had an approximate 4.4% equity interest in the Fund IX-X-XI-REIT Joint Venture.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

As of June 30, 1998, the properties owned by the Partnership were 95% occupied.

Gross revenues of the Partnership of $574,182 for the six months ended June 30, 1998, consisted of rental income, equity in income of joint ventures, and interest income earned on funds held by the Partnership prior to the investment in properties, as compared to $88,462 for the six months ended June 30, 1997, which consisted of interest income. Expenses of the Partnership were

$130,292 and consisted primarily of depreciation, property taxes, printing, computer, administrative salaries, office and partnership administrative costs, as compared to $40,722 for the same period of 1997.

Net decrease in cash and cash equivalents of $14,782,781 was primarily due to investment in joint ventures and real estate.

Cash distributions of $0.20 per weighted average Unit were paid to Class A Limited Partners for the three months ended June 30, 1998, while no cash distributions were paid to Limited Partners during the second quarter of 1997. The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1998 distributions.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partners' contributions. It is anticipated that the Partnership will contribute approximately $65,000 to the Fund IX-X-XI-REIT Joint Venture for the completion of the ABB Building, which the Partnership has reserved out of remaining Limited Partners' capital contributions.

Since properties are acquired on all-cash basis, the Partnership has no permanent long-term liquidity requirements.

The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on the Partnership's operations.

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

Property Operations
-------------------

As of June 30, 1998, the Partnership owned interest in the following operational properties:

Iomega Building
---------------

                                            Three Month Ended
                                            -----------------
                                               June 30, 1998
                                            -----------------
Revenues:
 Rental income                                      $120,000

Expenses:
 Depreciation                                         48,984
 Management & leasing expenses                         5,603
 Operating costs, net of reimbursements                2,205
                                                    --------
                                                      56,792
                                                    --------

Net income                                          $ 63,208
                                                    ========

Occupied %                                               100%

Partnership's ownership %                                100%

Cash generated to the Partnership                   $112,192

Net income generated to the Partnership             $ 63,208

On April 1, 1998, the Partnership acquired a single story warehouse and office building containing approximately 100,000 rentable square feet on a 8.03 acre tract of land in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

The entire Iomega Building is under a net lease with Iomega Corporation until June 31, 2006.

Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the prior year are not available.

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                            Three Months Ended   Six Months Ended
                                              June 30, 1998        June 30, 1998
                                            ------------------   ----------------
Revenues:
  Rental income                                    $190,986             $381,972

Expenses:
  Depreciation                                       93,684              184,778
  Management & leasing expense                       24,906               50,188
  Other operating expenses                            8,899               46,667
                                                   --------             --------
                                                    127,489              281,633
                                                   --------             --------
  Net income                                       $ 63,497             $100,339
                                                   ========             ========

Occupied %                                               67%                  67%

Partnership's Ownership % in the Fund
  IX-X-XI-REIT Joint Venture                           42.0%                42.0%

Cash distribution to Partnership                   $ 71,475             $ 97,760

Net income allocated to Partnership                $ 28,533             $ 47,474

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 55,000 rentable square feet comprising approximately 66% of the building in December 1996. The initial term of the lease is 9 years and 11 months. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

It is currently anticipated that the total cost to complete the project will be approximately $7,800,000. It is currently anticipated that the Partnership will contribute $65,000 and that Wells Fund IX will contribute $63,235 to the remaining cost of approximately $128,235.

Since the ABB Building was opened in December 1997, comparative income and expense figures for the prior year are not available.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------


                                         Three Months Ended   Five Months Ended
                                           June 30, 1998        June 30, 1998
                                         ------------------   -----------------
Revenues:
  Rental income                                 $254,939             $389,023

Expenses:
  Depreciation                                    81,576              135,960
  Management & leasing expense                    17,928               17,928
  Other operating expenses                           610                  (89)
                                                --------             --------
                                                 100,114              153,799
                                                --------             --------
  Net income                                    $154,825             $235,224
                                                ========             ========

Occupied %                                           100%                 100%

Partnership's Ownership % in the Fund
  IX-X-XI-REIT Joint Venture                        42.0%                42.0%

Cash distribution to Partnership                $105,501             $168,319

Net income allocated to Partnership             $ 70,190             $111,985

On February 13, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX-X Joint Venture) acquired a two story office building containing approximately 106,750 rentable square feet on a 15-acre tract of land located in Louisville, Boulder County, Colorado (the "Ohmeda Building") for a purchase price of $10,325,000, excluding acquisition costs.

The entire Ohmeda building is currently under a net lease with Ohmeda, Inc. and was assigned to the Fund IX-X-XI-REIT Joint Venture at closing. The lease currently expires in January 2005.

The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and
$92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building under the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are not available for the prior year.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                   Three Months Ended   Four Months Ended
                                                     June 30, 1998        June 30, 1998
                                                   ------------------   -----------------
Revenues:
  Rental income                                           $212,442             $238,575

Expenses:
  Depreciation                                              71,065               94,639
  Management & leasing expense                              19,237               19,237
  Other operating costs, net of reimbursements             (48,278)             (48,278)
                                                          --------             --------
                                                            42,024               65,598
                                                          --------             --------
  Net income                                              $170,418             $172,977
                                                          ========             ========

Occupied %                                                     100%                 100%

Partnership's Ownership % in the Fund
  IX-X-XI-REIT Joint Venture                                  42.0%                42.0%

Cash distribution to Partnership                          $105,624             $117,939

Net income allocated to Partnership                       $ 77,091             $ 78,297

On March 20, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX-X Joint Venture) acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado (the "360 Interlocken Building") for a purchase price of $8,275,000, excluding acquisition costs.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are not available.

The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
----------------------------------------------------------------

                                        One Month Ended
                                        ---------------
                                         June 30, 1998
                                        ---------------
Revenues:
 Rental income                                 $ 9,885

Expenses:
 Depreciation                                    4,382
                                               -------
                                                 4,382
                                               -------

Net income                                     $ 5,503
                                               =======

Occupied %                                         100%

Partnership's ownership % in the Fund
  IX-X-XI-REIT Joint Venture                      42.0%

Cash distributed to Partnership                $53,390

Net income allocated to the Partnership        $ 2,309

On June 24, 1998, Fund IX-X-XI-REIT Joint Venture acquired a one-story office building containing approximately 57,186 rentable square feet on a 5.3 acre tract of land in Oklahoma City, Oklahoma (the "Lucent Technologies Building") for a purchase price of $5,504,276, excluding acquisition cost.

The Lucent Technologies Building was completed in January 1998 with Lucent Technologies occupying the entire building.

Since the Lucent Technologies Building was purchased in June 1998, comparable income and expense figures for the prior year are not available.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 6 (b). During the quarter ended June 30, 1998, the Partnership filed the following Current Reports on Form 8-K:

          (i) Current Report on Form 8-K dated April 1, 1998, filed with the Commission on April 16, 1998, reporting the acquisition of the Iomega Building; and

          (ii) Amendment No. 1 to Current Report on Form 8-K/A dated April 1, 1998, filed with the Commission on May 14, 1998, providing required financial statements relating to the acquisition of the Iomega Building.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WELLS REAL ESTATE FUND X, L.P.
                                         (Registrant)


     Dated: August 10, 1998              By: /s/ Leo F. Wells, III
                                            ----------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President
                                         and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.