Form 10-Q
period 1998-09-30
WELLS REAL ESTATE FUND X L P
filed 1998-11-13
CIK 1018215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

   (Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

   For the quarterly period ended              September  30, 1998    or
                                 ------------------------------------
   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

   For the transition period from__________________to__________________

   Commission file number                       0-23719
                         ------------------------------

                        Wells Real Estate Fund X, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Georgia                                     58-2250093
-------------------------------              -----------------
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification no.)


3885 Holcomb Bridge Road, Norcross, Georgia                    30092
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   X   No___
        ---

                                   Form 10-Q

                         Wells Real Estate Fund X, L.P.
                         ------------------------------

                                     INDEX
                                     -----

                                                                                                                   Page No.
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets - September 30, 1998
                     and December 31, 1997........................................................................       3

                   Statement of Income for the Three and Nine Months
                     Ended September 30, 1998 and 1997............................................................       4

                   Statements of Partners' Capital for the Year Ended
                     December 31, 1997 and for the Nine Months
                     Ended September 30, 1998.....................................................................       5

                   Statements of Cash Flows for the Nine
                     Months Ended September 30, 1998 and 1997.....................................................       6

                   Condensed Notes to Financial Statements......................................................         7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations................................................        12

PART II.     OTHER INFORMATION..................................................................................        20

                        WELLS REAL ESTATE FUND X, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                       Assets                             September 30, 1998        December 31, 1997
                       ------                             ---------------------     ---------------------
Investment in joint venture (Note 3)                                $22,297,955               $ 3,662,803
Cash and cash equivalents                                               281,987                18,404,232
Deferred project costs                                                   60,030                   912,317
Organization cost, less accumulated
  amortization of $10,937 in 1998 & $6,250 in 1997                       20,313                    25,000
Prepaid expenses and other assets                                        11,850                   712,392
Due from affiliates                                                     449,439                         0
                                                                    -----------               -----------

           Total assets                                             $23,121,574               $23,716,744
                                                                    ===========               ===========

        Liabilities and Partners' Capital
        ---------------------------------

Liabilities:
  Sales commissions payable                                         $         0               $   242,387
  Due to affiliates                                                       3,401                   105,008
  Partnership distribution payable                                      436,659                   294,309
                                                                    -----------               -----------

           Total liabilities                                            440,060                   641,704
                                                                    -----------               -----------

Partners' capital:
  General partners                                                            0                       338
  Original limited partner                                                    0                         0
           Limited Partners:
           Class A - 2,117,136 units outstanding                     18,105,513                18,019,767
            Class B - 595,755 units outstanding                       4,576,001                 5,054,935
                                                                    -----------               -----------

           Total partners' capital                                   22,681,514                23,075,040
                                                                    -----------               -----------

           Total liabilities and partners' capital                  $23,121,574               $23,716,744
                                                                    ===========               ===========

           See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND X, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME

                                                     Three Months Ended                Nine Months Ended
                                               ------------------------------   ------------------------------
                                               Sept. 30, 1998  Sept. 30, 1997   Sept. 30, 1998  Sept. 30, 1997
                                               --------------  --------------   --------------  --------------
Revenues:
   Rental income                                    $       0        $      0       $  120,000       $      0
   Interest income                                     26,880         120,514          220,930        208,976
   Equity in income of joint venture                  262,233               0          502,298              0
                                               --------------  --------------   --------------  --------------
                                                      289,113         120,514          843,228        208,976

Expenses:
   Operating Cost-rental property                           0               0            2,660              0
   Management and leasing expense                           0               0            5,603              0
   Depreciation                                             0               0           48,984              0
   Amortization of organization
    costs                                               1,563               0            4,687              0
   Computer costs                                       2,326           3,053            6,164          5,785
   Printing and notebooks                                 184           5,496            4,748         18,651
   Partnership administration                           7,779          14,492           29,967         34,368
   Legal and accounting                                 1,913               0           21,177          4,959
                                               --------------  --------------   --------------  --------------
                                                       13,765          23,041          123,990         63,763
                                               --------------  --------------   --------------  --------------
   Net earnings                                     $ 275,348        $ 97,473       $  719,238       $145,213
                                               ==============  ==============   ==============  ==============

Net income (loss) allocated to
   General Partners                                 $       0        $      0       $     (338)      $      0

Net income allocated to Class
   A Limited Partners                               $ 482,729        $ 97,473       $1,190,009       $145,213

Net income (loss) allocated to
   Class B Limited Partners                         $(206,705)       $      0       $ (470,433)      $      0

Net income per Class A weighted
   average Limited Partner Unit                     $     .23            $.09       $      .57           $.18

Net income (loss) per Class B
 weighted average Limited Partner
 Unit                                               $    (.35)       $      0       $     (.79)      $      0



Cash distribution per Class A
   Limited Partner Unit                             $     .21        $      0       $      .53       $      0

           See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND X, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' CAPITAL
                     FOR THE YEAR ENDED DECEMBER 31, 1997
               AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998



                                                             LIMITED PARTNERS                                 TOTAL
                                                             ----------------
                                                     CLASS A                  CLASS B           GENERAL     PARTNERS'
                                             ------------------------  ----------------------
                                  ORIGINAL     UNITS       AMOUNTS      UNITS      AMOUNTS     PARTNERS      CAPITAL
                                  ---------  ---------  -------------  --------  ------------  ---------  -------------

BALANCE,
   DECEMBER 31, 1996                 $ 100           0   $         0         0    $        0      $ 500    $       600

   Limited partner contributions         0   2,116,099    21,160,987   596,792     5,967,925          0     27,128,912
   Net income (loss)                     0           0       302,862         0       (24,675)      (162)       278,025
   Partnership distributions             0           0      (294,309)        0             0          0       (294,309)
   Return of capital                  (100)          0             0         0             0          0           (100)
   Sales commissions                     0           0    (2,116,099)        0      (596,792)         0     (2,712,891)
   Other offering expenses               0           0    (1,033,674)        0      (291,523)         0     (1,325,197)
                                     -----   ---------   -----------   -------    ----------      -----    -----------

BALANCE,
   DECEMBER 31, 1997                     0   2,116,099    18,019,767   596,792     5,054,935        338     23,075,040

   Net income (loss)                     0           0     1,190,009         0      (470,433)      (338)       719,238
   Partnership distributions             0           0    (1,112,764)        0             0          0     (1,112,764)
   Class B conversion elections          0       1,037         8,501    (1,037)       (8,501)         0              0
                                     -----   ---------   -----------   -------    ----------      -----    -----------

BALANCE,
   SEPTEMBER 30, 1998                    0   2,117,136   $18,105,513   595,755    $4,576,001          0    $22,681,514
                                     =====   =========   ===========   =======    ==========      =====    ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS

                                                                            For the Nine Months Ended
                                                              ----------------------------------------------------
                                                                   Sept 30, 1998                Sept 30, 1997
                                                              ----------------------     -------------------------
Cash flows from operating activities:
 Net income                                                            $    719,238              $   145,213
   Adjustments to reconcile net income
   to net cash (used in) provided by operating activities:
   Equity in income of joint ventures                                      (502,298)                       0
   Depreciation                                                              48,984                        0
   Amortization of organization costs                                         4,687                        0
   Changes in assets and liabilities:
   Prepaid expenses and other assets                                         56,000                  (40,392)
   Accounts payable                                                               0                       18
   Due to affiliates                                                       (101,607)                  88,532
                                                                       ------------              -----------
   Net cash provided by operating activities                                225,004                  193,371
                                                                       ------------              -----------

Cash flows from investing activities:
   Distributions received from joint ventures                               437,408                        0
   Deferred project costs paid                                                    0                 (758,253)
   Investment in joint venture                                          (17,571,855)              (2,150,000)
                                                                       ------------              -----------
   Net cash (used in)  investing activities                             (17,134,447)              (2,908,253)
                                                                       ------------              -----------

Cash flows from financing activities:
   Distributions to partners from accumulated earnings                     (970,414)                       0
   Limited partners' contributions                                                0               18,956,329
   Sales commissions                                                       (242,388)              (1,788,672)
   Offering costs                                                                 0                 (947,817)
   Return of original limited partner
      contribution                                                                0                     (100)
                                                                       ------------              -----------
     Net cash provided by (used in) financing activities                 (1,212,802)              16,219,740
                                                                       ------------              -----------
Net (decrease) increase in cash and cash equivalents                    (18,122,245)              13,504,858
Cash and cash equivalents, beginning of year                             18,404,232                      600
                                                                       ------------              -----------

Cash and cash equivalents, end of period                               $    281,987              $13,505,458
                                                                       ============              ===========

Supplemental disclosure of noncash investment activities:
   Deferred project costs applied to joint venture
   property                                                            $    852,287                        0
   Escrow funds applied to joint venture property                           644,541                        0
                                                                       ------------              -----------
   Total noncash investment activities                                 $  1,496,828              $         0
                                                                       ============              ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                              September 30, 1998


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

     On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Status Units, and 596,792 Class B Status Units, held by a total of 1,588 and 218 Limited Partners, respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in Acquisition and Advisory Fees and expenses, $4,069,338 in selling commissions and organization and offering expenses, investment of $18,420,162 in the Fund IX-X-XI-REIT Joint Venture, and investment of $3,296,233 in the Fund X-XI Joint Venture, as of September 30, 1998, the Partnership was holding net offering proceeds of $258,022 available for investment in properties.

     The Partnership owns interests in properties through equity ownership in the following joint ventures: Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), and Fund X-XI Associates, a joint venture among the Partnership and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture").

     As of September 30, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint venture: (i) a three story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture;
     (iii) a three story office building located in Broomfield, Boulder County,

     Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a one-story warehouse facility located in Ogden, Utah ("Iomega Corporation Building") which is owned by Fund IX-X-XI-REIT Joint Venture; (v) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; and (vi) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by a joint venture (the "Cort Joint Venture") between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P.

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

(2)  Investments in Joint Venture
     ----------------------------

     The Partnership owns interests in six office buildings through its ownership in two joint ventures. The Partnership does not have control over the operations of these two joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method.

     The following describes additional information about the properties in which the Partnership owns an interest as of September 30, 1998:

     FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE
     -----------------------------------------------

     On June 11, 1998, Fund IX and Fund X Associates (the "Fund IX-X Joint Venture"), a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, was amended and restated to admit the Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), a Georgia public limited partnership, and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its General Partner. Wells Fund IX, Wells Fund XI, Wells OP and the Wells REIT are all Affiliates of the Partnership and its General Partners.

     The Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture had previously acquired and owned the following three properties:
     (i) the ABB Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in

     Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Lucent Technologies Building located in Oklahoma City, Oklahoma County, Oklahoma. On July 1, 1998, the Partnership contributed the Iomega building located in Ogden, Weber County, Utah to the Fund IX-X-XI-REIT Joint Venture.

     As of September 30, 1998, the Partnership had contributed $18,420,162 and held an approximate 49.7% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of September 30, 1998, Wells Fund IX had an approximate 39.8% equity interest, Wells Fund XI had an approximate 6.7% equity interest, and Wells OP held an approximate 3.8% equity interest in the Fund IX-X-XI-REIT Joint Venture.


     IOMEGA BUILDING
     ---------------

     On July 1, 1998, the Partnership contributed a single story warehouse and office building with 108,000 rentable square feet (the "Iomega Building") and was credited with making a capital contribution to the IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisition expenses of $25,425 originally paid by the Partnership for the Iomega Building on April 1, 1998.

     The building is 100% occupied by one tenant with a ten year lease term that expires on July 31, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months; provided however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the IX-X-XI-REIT Joint Venture for certain operating expenses, as defined in the lease, related to the building.

     WELLS/FREMONT JOINT VENTURE
     ---------------------------

     On July 15, 1998, the Wells/Fremont Joint Venture was formed. Wells OP entered into a joint venture agreement known as Wells/Fremont Associates ("Fremont Joint Venture") with Wells Development Corporation, a Georgia Corporation ("Wells Development"). Wells Development in an affiliate of the Partnership and its General Partners. On July 21, 1998, the Fremont Joint Venture acquired the Fairchild Building, a 58,424-square-foot warehouse and office building located in Fremont, California, for a purchase price of $8,900,000 plus acquisition expenses of approximately $60,000. The Fremont Joint Venture used the $2,995,480 aggregate capital contributions described below to partially fund the purchase of the Fairchild Building. The Fremont Joint Venture also obtained a loan in the amount of $5,960,000 from NationsBank, N.A., the proceeds of which were used to fund the remainder of the cost of the Fairchild Building (the "Fairchild Loan"). The Fairchild Loan had a one year term maturing on July 21, 1999. The interest rate on the Fairchild Loan is a variable rate per annum equal to the LIBOR Rate for a 30-day period plus 220 basis points.

     The Fairchild Building is 100% occupied by one tenant with a seven-year lease term that commenced on December 1, 1997 (with an early possession date of October 1, 1997) and expires on November 30, 2004. The monthly base rent payable under the lease is $68,128 with a 3% increase on each anniversary of the commencement date. The lease is a triple net lease, whereby the terms require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building. Prior to October 1, 1997, the building was unoccupied and all operating expenses were paid by the former owner of the Fairchild Building.

     Wells Real Estate Fund XI, L.P. ("Wells Fund XI") entered into a Joint Venture Agreement with the Partnership known as Fund X and Fund XI Associates ("Fund X-XI Joint Venture") for the purpose of the acquisition, ownership, leasing, operation, sale and management of real properties, and interests in real properties, including but not limited to, the acquisition of equity interests in the Fremont Joint Venture.

     On July 17, 1998, the Fund X-XI Joint Venture entered into an Agreement for the Purchase and Sale of Joint Venture Interest (the "Fremont JV Contract") with Wells Development. Pursuant to the Fremont JV Contract, the Fund X-XI Joint Venture contracted to acquire Wells Development's interest in the Fremont Joint Venture (the "Fremont JV Interest") which at closing, will result in the Fund X-XI Joint Venture becoming a joint venture partner with Wells OP in the ownership of the Fairchild Building. At the time of the entering into the Fremont JV Contract, the Fund X-XI Joint Venture delivered $2,000,000 to Wells Development as an earnest money deposit (the "Fremont Earnest Money") Wells Fund XI contributed $1,000,000 of the Fremont Earnest Money as a capital contribution to the Fund X-XI Joint Venture and the Partnership contributed $1,000,000 of the Fremont Earnest Money as capital contribution to the Fund X-XI Joint Venture. Wells Development contributed the Fremont Earnest Money it received from the Fund X-XI Joint Venture to the Fremont Joint Venture as its initial capital contribution. Wells OP has contributed $5,273,000 to the Fremont Joint Venture as capital contribution as of September 30, 1998. As of September 30, 1998, Wells OP held an approximate 73% equity percentage interest and Wells Development held an approximate 27% equity percentage interest in the Fremont Joint Venture.

     WELLS/CORT JOINT VENTURE
     ------------------------

     Wells OP entered into a joint venture agreement known as Wells/Orange County Associates ("Cort Joint Venture") with Wells Development
     Corporation.   On July 31, 1998, the Cort Joint Venture acquired the Cort
     Furniture Building for a purchase price of $6,400,000 plus acquisition expenses of approximately $150,000. The Cort Joint Venture used the $1,668,000 aggregate capital contributions described below to partially fund the purchase of the Cort Furniture Building. The Cort Joint Venture also obtained a loan in the amount of $4,875,000 from NationsBank, N.A., the proceeds of which were used to fund the remainder of the cost of the Cort Furniture Building (the "Cort Loan"). On September 1, 1998, the Fund X-XI Joint Venture acquired an interest in the Cort Joint Venture from Wells Development.

     The Cort Furniture Building is a 52,000-square-foot warehouse and office building located in Fountain Valley California. The building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the Cort Joint Venture for certain operating expenses, as defined in the lease, related to the building.

     On July 30, 1998, the Fund X-XI Joint Venture entered into the Agreement for the Purchase and Sale of Joint Venture Interest (the "Cort JV Contract") with Wells Development. Pursuant to the Cort JV Contract, the Fund X-XI Joint Venture contracted to acquire Wells Development's interest in the Cort Joint Venture. On September 1, 1998, the Fund X-XI Joint Venture exercised its rights under the Cort JV Contract and purchased Wells Development's interest in the Cort Joint Venture and became a joint venture partner with Wells OP in the ownership of the Cort Furniture Building.

     At the time of entering into the Cort JV Contract, the Fund X-XI Joint Venture paid $1,500,000 to Wells Development as an earnest money deposit (the "Cort Earnest Money"). The Partnership and Wells Fund XI each contributed $750,000 of the Cort Earnest Money as capital contribution to the Fund X-XI Joint Venture. Wells Development contributed the Cort Earnest Money it received from the Fund X-XI Joint Venture to the Cort Joint Venture as its initial capital contribution, and Wells OP simultaneously contributed $168,000 to the Cort Joint Venture as its initial capital contribution.

     On September 1, 1998, the Partnership and Wells Fund XI contributed an additional $1,546,233 and $648,767, respectively, to the Fund X-XI Joint Venture, and these aggregate proceeds of $2,195,000 were contributed to the Cort Joint Venture. Wells OP contributed an additional $2,702,982. These proceeds were used to pay off the Cort Loan.

     As of September 30, 1998, the Partnership had made total capital contributions of $2,296,233 to the Fund X-XI Joint Venture and held an approximate 57.9% equity percentage interest in the Fund X-XI Joint Venture, while Wells Fund XI had made capital contributions of $1,398,767 and held an approximate 42.1% equity percentage interest in the Fund X-XI Joint Venture. As of September 30, 1998, the Fund X-XI Joint Venture had made total capital contributions of $3,695,000 and held an approximate 56% equity percentage interest in the Cort Joint Venture, while Wells OP had contributed $2,870,982 and held an approximate 44% equity percentage interest in the Cort Joint Venture. Accordingly, as of September 30, 1998, the Partnership, through its interest in the Fund X-XI Joint Venture, owned an approximate 35% equity interest in the Cort Joint Venture.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

As of September 30, 1998, the properties owned by the Partnership were 99% occupied.

Gross revenues of the Partnership of $843,228 for the nine months ended September 30, 1998, consisted of rental income, equity in income of joint ventures, and interest income earned on funds held by the Partnership prior to the investment in properties, as compared to $208,976 for the nine months ended September 30, 1997, which consisted of interest income. Expenses of the Partnership were $123,990 and consisted primarily of depreciation, printing, computer, and partnership administrative costs, as compared to $63,763 for the same period of 1997.

Net decrease in cash and cash equivalents of $18,122,245 was primarily due to investment in joint ventures.

Cash distributions of $0.21 per weighted average Unit were paid to Class A Limited Partners for the three months ended September 30, 1998, while no cash distributions were paid to Limited Partners during the third quarter of 1997. The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1998 distributions.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partners' contributions and has approximatley $258,022 available for investment in properties.

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

Property Operations
-------------------

As of September 30, 1998, the Partnership owned interest in the following operational properties:

Iomega Building/Fund IX-X-XI-REIT Joint Venture
-----------------------------------------------

                                                              Three Months Ended      Six Months Ended
                                                              September 30, 1998     September 30, 1998
                                                              -------------------    --------------------
Revenues:

  Rental income                                                     $126,666                $246,666
                                                                    --------                --------

Expenses:
  Depreciation                                                        48,594                  97,578
  Management & leasing expenses                                        5,596                  11,199
  Operating costs, net of reimbursements                               3,526                   5,731
                                                                    --------                --------
                                                                      57,716                 114,508
                                                                    --------                --------

  Net income                                                        $ 68,950                $132,158
                                                                    ========                ========

Occupied %                                                               100%                    100%

Partnership's ownership %                                               49.7%                   49.7%

Cash distributed to the Partnership                                 $ 55,277                $167,469

Net Income allocated to the Partnership                             $ 34,374                $ 97,582

On April 1, 1998, the Partnership acquired a single story warehouse and office building containing approximately 100,000 rentable square feet on a 8.03 acre tract of land in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

On July 1, 1998, the Partnership contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture.

The entire Iomega Building is under a net lease with Iomega Corporation until June 30, 2006.

The cash distributed and net income allocated to the Partnership for the six months ended September 30, 1998 includes the three month period when the Iomega Building was owned entirely by the Partnership.

Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the prior year are not available.

The ABB Building/Fund IX-X-XI-REIT Joint Venture
-------------------------------------------------

                                                                   Three Months Ended   Nine Months Ended
                                                                     Sept. 30, 1998       Sept. 30, 1998
                                                                   ------------------   -----------------
Revenues:
  Rental income                                                         $   208,370        $  590,342
  Interest income                                                             6,000             6,000
                                                                        -----------        ----------
                                                                            214,370           596,342
                                                                        -----------        ----------
Expenses:
  Depreciation                                                              120,433           305,211
  Management & leasing expense                                               25,577            75,765
  Other operating expenses                                                    3,050            49,717
                                                                        -----------        ----------
                                                                            149,060           430,693
                                                                        -----------        ----------
  Net income                                                            $    65,310        $  165,649
                                                                        ===========        ==========

Occupied %                                                                       95%               95%

Partnership's Ownership % in the Fund IX-X-XI-REIT Joint Venture               49.7%             49.7%

Cash distribution to Partnership                                        $    93,101        $  190,861

Net income allocated to Partnership                                     $    32,566        $   80,040

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In additions to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term. Another tenant has occupied 23,490 rentable square feet bringing the occupancy to 95%.

It is currently anticipated that the total cost to complete the project will be approximately $7,900,000. It is currently anticipated that Wells Fund IX will contribute approximately $80,000 of the remaining cost to complete the building.

Since the ABB Building was opened in December 1997, comparative income and expense figures for the prior year are not available.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                                     Three Months Ended     Eight Months Ended
                                                                       Sept. 30, 1998         Sept. 30, 1998
                                                                     ------------------     ------------------
Revenues:

  Rental income                                                        $   254,940               $   643,963

Expenses:
  Depreciation                                                              81,576                   217,536
  Management & leasing expense                                              11,618                    29,546
  Other operating expenses                                                   1,171                     1,082
                                                                       -----------               -----------
                                                                            94,365                   248,164
                                                                       -----------               -----------
  Net income                                                           $   160,575               $   395,799
                                                                       ===========               ===========

Occupied %                                                                     100%                      100%

Partnership's Ownership % in the Fund IX-X-XI-REIT Joint Venture              49.7%                     49.7%

Cash distribution to Partnership                                       $   181,636                  $287,137

Net income allocated to Partnership                                    $   121,845                  $192,035

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

The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and
$92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building under the term of the lease. In addition, Ohmeda is required to pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are not available for the prior year.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                                        Three Months Ended      Seven Months Ended
                                                                          Sept. 30, 1998          Sept. 30, 1998
                                                                        ------------------      ------------------
Revenues:
  Rental income                                                            $    215,289           $    453,864
                                                                           ------------           -------------
Expenses:
  Depreciation                                                                   71,793                 166,432
  Management & leasing expense                                                   18,086                  37,323
  Other operating expenses, net of reimbursements                                (7,850)                (56,128)
                                                                           ------------             ------------
                                                                                 82,029                 147,627
                                                                           ------------             ------------
  Net income                                                               $    133,260           $     306,237
                                                                           ============           ==============

Occupied %                                                                          100%                    100%

Partnership's Ownership % in the Fund IX-X-XI-REIT Joint Venture                   49.7%                   49.7%

Cash distribution to Partnership                                           $     97,790           $     215,729

Net income allocated to Partnership                                        $     66,424            $    144,721

On March 20, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX-X Joint Venture) acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a 5.1 tract of land located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building") for a purchase price of $8,275,000, excluding acquisition costs.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Other operating expenses are negative due to tenant reimbursements being greater than operating expenses. Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are not available.

Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                                  Three Months Ended           Four Months Ended
                                                                  September 30, 1998           September 30, 1998
                                                                  ------------------           ------------------
Revenues:

  Rental income                                                    $   133,600                    $143,485
                                                                      --------                    --------

Expenses:
  Depreciation                                                          51,514                      55,896
  Management & leasing expenses                                          5,084                       5,084
  Operating costs, net of reimbursements                                 7,584                       7,584
                                                                      --------                    --------
                                                                        64,182                      68,564
                                                                      --------                    --------
  Net income                                                       $    69,418                    $ 74,921
                                                                      ========                    ========

Occupied %                                                                 100%                        100%

Partnership's ownership % in the Fund IX-X-XI-REIT Joint Venture          49.7%                       49.7%
Cash distributed to Partnership                                    $    57,043                    $110,433
Net Income allocated to the Partnership                            $    34,606                    $ 36,915

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

Wells/Cort Joint Venture
------------------------

                                                                      Two Months Ended
                                                                      ----------------
                                                                       Sept. 30, 1998
                                                                       --------------
Revenues:
      Rental income                                                      $133,857

Expenses:
      Depreciation                                                         45,288
      Management & leasing expenses                                         5,144
      Operating costs, net of reimbursements                               29,700
                                                                         --------
                                                                           80,132
                                                                         --------

Net income                                                               $ 53,725
                                                                         ========

Occupied %                                                                    100%

Partnership's ownership %                                                    35.1%

Cash distributed to the Partnership                                      $ 27,399

Net income allocated to the Partnership                                  $ 14,208

On July 31, 1998, the Cort Joint Venture acquired a one-story office and warehouse building containing approximately 52,000 rentable square feet on a
3.65 acre tract of land in Fountain Valley, California (the "Cort Building") for a purchase price of $6,400,000, excluding acquisition costs.

The building is 100% leased by Cort Furniture Rental Corporation with a lease expiration of October 31, 2003.

Since the Cort Building was purchased in July 1998, comparable income and expense figures for the prior year are not available.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 6 (b). No reports on Form 8-k were filed during the third quarter of 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        WELLS REAL ESTATE FUND X, L.P.
                      (Registrant)


     Dated:  November 10, 1998     By:  /s/ Leo F. Wells, III
                                        ---------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President
                                   and Chief Financial
                                   Officer of Wells Capital, Inc., the
                                   General Partner of Wells Partners, L.P.