Form 10-Q
period 1999-03-31
WELLS REAL ESTATE FUND X L P
filed 1999-05-12
CIK 1018215

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

   (Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended   March 31, 1999                  or
                                 ----------------------------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from                  to
                                 ------------------  ------------------

   Commission file number   0-23719
                         -----------------------------------------------------

        Wells Real Estate Fund X, L.P.
   ---------------------------------------------------------------------------
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

   ---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X     No
       ---       ---

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund X,L.P.
                         -----------------------------

                                     INDEX
                                     -----


                                                                       Page No.
                                                                       --------
PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

            Balance Sheets - March 31, 1999
             and December 31, 1998.........................................3

            Statement of Income for the Three
             Months ended March 31, 1999 and 1998..........................4

            Statement of Partners' Capital for the Year
             Ended December 31, 1998 and
             for the Three Months Ended March 31, 1999.....................5

            Statement of Cash Flows for the Three Months
             Ended March 31, 1999 and 1998.................................6

            Condensed Notes to Financial Statements........................7

    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................9

PART II.    OTHER INFORMATION.............................................19

                         WELLS REAL ESTATE FUND X, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                           Assets                                      March 31, 1999            December 31, 1998
                           ------                                   --------------------      ----------------------
Investment in joint ventures (Note 2)                                        $21,931,925                 $22,127,276
Cash and Cash Equivalents                                                        286,628                     270,262
Due from affiliates                                                              541,671                     579,603
Deferred Project Costs                                                            18,363                      18,363
Organization cost, less accumulated
 amortization of $6,250 in 1998 & $7,813 in 1999                                  17,187                      18,750
Prepaid expenses and other assets                                                  1,000                       1,851
                                                                             -----------                 -----------

   Total assets                                                              $22,796,774                 $23,016,105
                                                                             ===========                 ===========

        Liabilities and Partners' Capital
        ---------------------------------

Liabilities:
 Accounts payable                                                            $         0                 $     3,500
 Partnership distributions payable                                               536,088                     532,000
                                                                             -----------                 -----------

   Total liabilities                                                             536,088                     535,500
                                                                             -----------                 -----------

Partners' capital:
 Limited Partners:
  Class A - 2,116,099                                                         18,384,737                  18,227,829
  Class B - 596,792                                                            3,875,949                   4,252,776
                                                                             -----------                 -----------

         Total partners' capital                                              22,260,686                  22,480,605
                                                                             -----------                 -----------

     Total liabilities and partners' capital                                 $22,796,774                 $23,016,105
                                                                             ===========                 ===========

           See accompanying condensed notes to financial statements

                         WELLS REAL ESTATE FUND X, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                                     Three Months Ended
                                                            March 31, 1999         March 31, 1998
                                                        ----------------------  --------------------
Revenues:
  Interest income                                                   $       0              $168,665
  Equity in income of joint venture                                   347,197                61,940
                                                                    ---------              --------
                                                                      347,197               230,605
                                                                    ---------              --------
Expenses:
  Computer costs                                                        2,820                 1,986
      Partnership administration                                       19,116                11,308
  Legal and accounting                                                  7,958                 4,771
  Amortization of organization costs                                    1,562                 1,562
                                                                    ---------              --------
                                                                       31,456                19,627
                                                                    ---------              --------

  Net income                                                        $ 315,741              $210,978
                                                                    =========              ========

Net income allocated to Class A Limited Partners                    $ 573,656              $305,844

Net loss allocated to Class B Limited Partners                      $(257,915)             $(94,866)

Net income per weighted average
  Class A Limited Partner Unit                                      $     .27              $    .15

Net (loss) per weighted average
  Class B Limited Partner Unit                                      $    (.45)             $   (.16)

Cash distribution per weighted average Class A                      $     .25              $    .12
      Limited Partner Unit

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (a Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                   AND THE THREE MONTHS ENDED MARCH 31, 1999

                                                     Limited Partners
                                    --------------------------------------------------
                                             Class A                   Class B                          Total
                                             -------                   -------           General      Partners'
                                      Units        Amount        Units       Amount      Partners      Capital
                                    ----------  -------------  ---------  ------------  ----------  -------------
BALANCE,
December 31, 1997                   2,116,099    $18,019,767    596,792    $5,054,935         338    $23,075,040

Net income (loss)                           0      1,779,191          0      (728,524)       (338)     1,050,329
Partnership distributions                   0     (1,644,764)         0             0           0     (1,644,764)
Class A conversion elections            9,705         73,635     (9,705)      (73,635)          0              0
                                    ---------    -----------    -------    ----------       -----    -----------

BALANCE,
December 31, 1998                   2,125,804    $18,227,829    587,087     4,252,776           0     22,480,605


Net Income (loss)                           0        573,656          0      (257,915)          0        315,741
Partnership distributions                   0       (535,660)         0             0           0       (535,660)
Class A conversion elections           19,096        138,311    (19,096)     (138,311)          0              0
Class B conversion elections           (2,263)       (19,399)     2,263        19,399           0              0
                                    ---------    -----------    -------    ----------       -----    -----------

BALANCE
   March 31, 1999                   2,142,637    $18,384,737    570,254    $3,875,949           0    $22,260,686
                                    =========    ===========    =======    ==========       =====    ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS

                                                                         Three Months Ended
                                                             ------------------------------------------
                                                                March 31, 1999        March 31, 1998
                                                             ---------------------  -------------------
Cash flows from operating activities:
 Net income                                                             $ 315,741          $   210,978
 Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating activities:
   Equity in income of joint ventures                                    (347,197)             (61,940)
   Amortization of organization costs                                       1,562                1,562
 Changes in assets and liabilities:
  Decrease in prepaid expenses and other assets                               851              (41,501)
  Decrease in accounts payable                                             (3,500)                  (0)
  Decrease in due to affiliates                                                 0             (103,539)
                                                                        ---------          -----------
   Net cash (used in) provided by operating activities                    (32,543)               5,560
                                                                        ---------          -----------

Cash flows from investing activities:
      Distributions received from joint ventures                          580,481                    0
  Investment in joint ventures                                                  0           (8,907,149)
  Deferred project costs paid                                                   0                    0
                                                                        ---------          -----------
   Net cash provided by (used in) investing activities                    580,481           (8,907,149)
                                                                        ---------          -----------

Cash flows from financing activities:
  Limited partners' contributions                                               0                    0
  Sales commissions paid                                                       (0)            (242,388)
  Distribution to Partners from accumulated earnings                     (531,993)            (294,309)
                                                                        ---------          -----------

   Net cash  (used in) financing activities                              (531,993)            (536,697)
                                                                        ---------          -----------

Net (decrease) increase in cash and cash equivalents                       16,366           (9,438,286)

Cash and cash equivalents, beginning of year                              270,262           18,404,232
                                                                        ---------          -----------

Cash and cash equivalents, end of period                                $ 286,628          $ 8,965,946
                                                                        =========          ===========

Supplemental disclosure of noncash investing   activities:
  Deferred project costs applied to joint venture
   property                                                             $       0          $   454,266
                                                                        =========          ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 March 31, 1999

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

     On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Status Units, and 596,792 Class B Status Units, held by a total of 1,593 and 219 Class A & Class B Limited Partners, respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees and expenses, payment of $4,069,338 in selling commissions and organization and offering expenses, and an aggregate investment of $21,716,397 in the Fund X-XI Joint Venture and the Fund IX-X-XI-REIT Joint Venture, as of March 31, 1999, the Partnership was holding net offering proceeds of $258,018 available for investment in properties.

     As of March 31, 1999, the Partnership owned interests in properties through its ownership in the following joint ventures: (i) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), and (ii) Fund X-XI Associates, a joint venture among the Partnership and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"). Wells Operating Partnership, L.P., ("Wells OP") is a Delaware Limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its general partner.

     As of March 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT

     Joint Venture, (ii) a two-story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iii) a three-story office building located in Broomfield, Boulder Colorado (the "360 Interlocken Building"), which is owned by Fund IX-X-XI-REIT Joint Venture, (iv) a one-story warehouse facility located in Ogden, Utah ("Iomega Building"), which is owned by Fund IX-X-XI-REIT Joint Venture, (v) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by Fund IX-X-XI-REIT Joint Venture, (vi) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building "), which is owned by Wells / Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells Operating Partnership , L.P., and (vii) a two-story warehouse and office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Joint Venture (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P.

     (b) Basis of Presentation
     -------------------------

     The financial statements of Wells Real Estate Fund X, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owns interests in seven office buildings as of March 31, 1999, through its ownership in the Fund IX-X-XI-REIT Joint Venture and the Fund X-XI Joint Venture. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1998.

     The following describes additional information about the properties in which the Partnership owned an interest as of March 31, 1999.

     Fund IX, Fund X, Fund XI and REIT Joint Venture
     -----------------------------------------------

     On June 11, 1998, Fund IX and Fund X Associates (the "Joint Venture"), a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership was amended and restated to admit the Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), a Georgia public limited partnership, and Wells Operating Partnership, L.P. ("Wells OP), a Delaware limited partnership. Wells Fund IX,

     Wells XI, Wells OP and the Wells REIT are all affiliates of the Partnership and its General Partners.

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

     As of March 31, 1999, the Partnership had contributed $18,420,164 and held an approximate 48.5% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of March 31, 1999, Wells Fund IX had an approximate 39% equity interest, Wells Fund XI had a approximate 8.8% equity interest, and Wells OP had an approximate 3.7% equity interest in the Fund IX-X-XI-REIT Joint Venture.

     Iomega Building
     ---------------

     On March 22, 1999, the Fund IX-X-XI REIT Joint Venture purchased a 4.0 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended to be additional parking and loading dock area and will include at lease 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenants and the city of Ogden. The expected completion date of this project is July 1, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay as additional base rent an amount equal to thirteen percent (13%) per annum, payable in monthly installments of the direct and indirect cost of acquiring the property and constructing the improvements. This additional base rent is due and payable commencing on May 1, 1999.

     The land was purchased at a cost of $212,000 excluding acquisitions costs. It is anticipated that the total cost to complete the project will be $612,689. The funds used to acquire the land and for the improvements are being funded entirely out of capital contributions made by Wells Fund XI to the Fund IX-X-XI-REIT Joint Venture in the amount of $851,000.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. The offering was terminated on December 30, 1997. As of March 31, 1999, the Partnership had sold 2,116,099 Class A Status Units and 596,792 Class B Status Units, held by a total of 1,593 and 219 Class A and Class B Limited Partners respectively, for total Limited Partner contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees, payment of $4,069,338 in selling commissions and organization and offering expenses, the investment of $18,420,164 in the Fund IX-X-XI-REIT Joint Venture, and the investments of $3,296,233 in the Fund X-XI Joint Venture, as of March 31, 1999, the Partnership was holding net offering proceeds of $258,018 available for investment in properties.

As of March 31, 1999, developed properties owned by the Partnership were 99.7% occupied as compared to 99.75% occupied at March 31, 1998. Gross revenues of the Partnership increased to $347,197 from $230,605 for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily due to earnings from joint ventures whereas in 1998 revenues consisted primarily of interest income earned on funds held by the Partnership prior to the investment in properties. Expenses of the partnership increased to $31,456 from $19,627 for the three months ended March 31, 1999 and 1998, respectively. The increase was due largely to an increase in administrative salaries and legal expenses.

Net income per weighted average unit for Class A Limited Partners was $0.27 for the three months ended March 31, 1999, as compared to $0.16 for the same period in 1998.

Net loss per weighted average unit for Class B Limited Partners was $0.45 for the three months ended March 31, 1999, and $0.16 for the same period in 1998.

The Partnership's distributions from net cash from operations accrued to Class A unit holders for the first quarter of 1999 was $0.25 per weighted average unit as compared to $0.12 in 1998.

Year 2000 Compliance
--------------------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not expected to be available until the end of the second quarter of 1999. At the present time, it is believed that all non-major information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

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

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the General Partner of the Partnership.

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

Liquidity and Capital Resources
-------------------------------

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint venture in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of March 31, 1999, the Partnership was holding $258,018 available for investment in properties

Property Operations
-------------------

As of March 31, 1999, the Partnership owned interests in the following operational properties:

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                   March 31, 1999                       March 31, 1998
                                                         -----------------------------------  -----------------------------------
Revenues:
 Rental income                                                                     $260,092                             $190,986
   Interest Income                                                                   15,060                                    0
                                                                                   --------                             --------
                                                                                    275,152                              190,986
                                                                                   --------                             --------
Expenses:
 Depreciation                                                                       134,100                               91,094
 Management & leasing expenses                                                       21,386                               25,282
 Operating costs, net of reimbursements                                             (11,607)                              37,768
                                                                                   --------                             --------
                                                                                    143,879                              154,144
                                                                                   --------                             --------

Net income                                                                         $131,273                             $ 36,842
                                                                                   ========                             ========

Occupied %                                                                             98.2%                                  67%

Partnership's ownership % in the
 Fund IX-X-XI-REIT Joint Venture                                                       48.5%                                47.1%

Cash distribution to Partnership                                                   $129,466                             $ 26,285

Net income allocated to the Partnership                                            $ 64,617                             $ 18,941

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months. ABB has the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term. Another tenant has occupied 23,490 rental square feet bringing the occupancy to 98%.

Wells Fund IX contributed an additional $79,566 towards the completion of this project. It is currently anticipated that the total cost to complete the project will be approximately $90,434, to the contributed by Wells Fund IX.

Rental income increased in 1999 over 1998 due primarily to the increased occupancy level of the property. Total expenses decreased due to an offset of tenant reimbursements in operating costs, which resulted in a negative number. Cash distributions for the quarter increased significantly in 1999 over the 1998 amount due to the increase in rental income.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                        Three Months Ended   Two Months Ended
                                                        -------------------  -----------------
                                                          March 31, 1999      March 31, 1998
                                                        -------------------  -----------------
Revenues:
 Rental income                                                    $256,829           $134,084
                                                                  --------           --------

Expenses:
 Depreciation                                                       81,576             54,384
 Management & leasing expenses                                      11,618                  0
 Operating costs, net of reimbursements                                363               (699)
                                                                  --------           --------
                                                                    93,557             53,685
                                                                  --------           --------

Net income                                                        $163,272           $ 80,399
                                                                  ========           ========

Occupied %                                                             100%               100%

Partnership's ownership % in the
 Fund IX-X-XI-REIT Joint Venture                                      48.5%              47.1%

Cash distribution to Partnership                                  $117,727           $ 62,818

Net income allocated to the Partnership                           $ 80,377           $ 41,795

On February 13, 1998, Fund IX-X-XI-REIT Joint Venture acquired a two story office building containing approximately 106,750 rentable square feet on a 15-acre tract of land located in Louisville, Boulder County, Colorado for a purchase price of $10,325,000 excluding acquisition costs.

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

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are available for only two months of the prior quarter.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                           Three Month Ended                   One Month Ended
                                                           -----------------                   ---------------
                                                             March 31, 1999                     March 31, 1998
                                                   --------------------------------   ---------------------------------
Revenues:
 Rental income                                                             $206,522                             $26,133
                                                                           --------                             -------

Expenses:
 Depreciation                                                                71,670                              23,574
 Management & leasing expenses                                               17,864                                   0
 Operating costs, net of reimbursements                                      (2,250)                                  0
                                                                           --------                             -------
                                                                             87,284                              23,574
                                                                           --------                             -------

Net income                                                                 $119,238                             $ 2,559
                                                                           ========                             =======

Occupied %                                                                      100%                                100%

Partnership's ownership % in the
 Fund IX-X-XI-REIT Joint Venture                                               48.5%                               47.1%

Cash distributed to Partnership                                            $ 93,138                             $12,315

Net income allocated to the Partnership                                    $ 58,594                             $ 1,206

On March 20, 1998, the Fund IX-X-XI-REIT Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000, excluding acquisition costs.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the quarter year are available for only one month. Operating costs were negative for the first quarter due to tenant reimbursements being greater than operating expenses. This also includes reimbursement for management and leasing expenses.

Lucent Technologies Building / Fund IX-X-XI-REIT Joint Venture
--------------------------------------------------------------

                                                                         Three Month Ended
                                                               -------------------------------------
                                                                          March 31, 1999
                                                               -------------------------------------
Revenues:
 Rental income                                                                             $145,752
                                                                                           --------

Expenses:
 Depreciation                                                                                45,801
 Management & leasing expenses                                                                5,370
 Operating costs, net of reimbursements                                                       3,014
                                                                                           --------
                                                                                             54,185
                                                                                           --------

Net income                                                                                 $ 91,567
                                                                                           ========

Occupied %                                                                                      100%

Partnership's ownership % in the
 Fund IX-X-XI-REIT Joint Venture                                                               48.5%

Cash distributed to Partnership                                                            $ 61,971

Net income allocated to the Partnership                                                    $ 45,091

On June 24, 1998, Fund IX-X-XI-REIT Joint Venture acquired a one-story office building containing approximately 57,186 rentable square feet on a 5.3 acre tract of land in Oklahoma City, Oklahoma (the "Lucent Technologies Building") for a purchase price of $5,504,276, excluding acquisitions cost.

The Lucent Technologies Building was completed in january 1998 with Lucent Technologies occupying the entire building. Under the terms of the lease, the tenant is responsible for most utilities, property taxes and other operating expenses.

Since the Lucent Technologies Building was purchased by the IX-X-XI-REIT Joint Venture in June 1998, comparable income and expense figures for the period are not available.

Iomega Building / Fund IX-X-XI-REIT Joint Venture
-------------------------------------------------

                                                                         Three Month Ended
                                                               -------------------------------------
                                                                          March 31, 1999
                                                               -------------------------------------
Revenues:
 Rental income                                                                             $123,873

Expenses:
 Depreciation                                                                                48,495
 Management & leasing expenses                                                                5,603
 Operating costs, net of reimbursements                                                      (1,713)
                                                                                           --------
                                                                                             52,385
                                                                                           --------

Net income                                                                                 $ 71,488
                                                                                           ========

Occupied %                                                                                      100%

Partnership's ownership % in the
 Fund IX-X-XI-REIT Joint Venture                                                               48.5%

Cash distributed to Partnership                                                            $ 57,170

Net income allocated to the Partnership                                                    $ 35,205

On April 1, 1998, the Partnership acquired a single story warehouse and office building containing approximately 108,250 rentable square feet on a 8.0 acre tract of land on Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

On July 1, 1998, the Partnership contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. Since the Iomega Building was purchased in April, 1998 comparable income and expense figures are not available. Other operating expenses were negative for the first quarter due to tenant reimbursements reflected in this category. This also includes reimbursements from management and leasing expense.

Cort Building / Wells / Orange County Joint Venture
---------------------------------------------------

                                                                         Three Month Ended
                                                               -------------------------------------
                                                                          March 31, 1999
                                                               -------------------------------------
Revenues:
 Rental income                                                                             $198,885
                                                                                           --------

Expenses:
 Depreciation                                                                                46,641
 Management & leasing expenses                                                                7,590
 Other operating expenses                                                                     8,172
                                                                                           --------
                                                                                             62,403
                                                                                           --------

Net income                                                                                 $136,482
                                                                                           ========

Occupied %                                                                                      100%

Partnership's ownership %                                                                      35.1%

Cash distributed to Partnership                                                            $ 56,845

Net income allocated to the Partnership                                                    $ 44,592

On July 31, 1998, the Cort Joint Venture acquired a one-story office and warehouse building containing approximately 52,000 rentable square feet on a
3.65 acre tract of land in Fountain Valley, California (the "Cort Building") for a purchase price of $6,400,000, excluding acquisitions costs.

The Cort Building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the Cort Joint Venture of certain operating expenses, as defined in the lease, related on the building.

Since the Cort Building was purchased in July 1988, comparable income and expenses figures for the prior year are not available.

Fairchild Building / Wells / Fremont Joint Venture
--------------------------------------------------

                                                                         Three Month Ended
                                                               -------------------------------------
                                                                          March 31, 1999
                                                               -------------------------------------
Revenues:
 Rental income                                                              $225,210
                                                                            --------

Expenses:
 Depreciation                                                                 71,382
 Management & leasing expenses                                                 9,324
 Other operating expenses                                                      1,000
                                                                            --------
                                                                              81,706
                                                                            --------

Net income                                                                  $143,504
                                                                            ========

Occupied %                                                                       100%

Partnership's ownership %                                                      11.25%

Cash distributed to Partnership                                             $ 26,235

Net income allocated to the Partnership                                     $ 18,723

On July 21, 1998, the Wells/Fremont Joint Venture acquired a two-story warehouse and office building containing approximately 58,424 rentable square feet on a
3.05 acre tract of land in Fremont, California (the "Fairchild Building") for a purchase price of $8,900,000 excluding acquisitions costs.

The building is 100% occupied by Fairchild Technologies, U.S.A., Inc. with a lease expiration of November 30, 2004. The monthly base rent payable under the lease is $68,128 with a 3% increase on each anniversary of the commencement date. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building.

Since the Fairchild Building was purchased in July of 1998, comparable income and expense figures for the prior year are not available.

PART II - OTHER INFORMATION
---------------------------

     Item 6(b). No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WELLS REAL ESTATE FUND X, L.P.
                                (Registrant)


     Dated: May 11, 1999    By: /s/ Leo F. Wells, III
                                ----------------------------------
                                Leo F. Wells, III, as Individual
                                General Partner and as President
                                and Chief Financial
                                Officer of Wells Capital, Inc., the
                                General Partner of Wells Partners, L.P.