Form 10-Q
period 1999-06-30
WELLS REAL ESTATE FUND X L P
filed 1999-08-13
CIK 1018215

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                    to
                                    ------------------    ----------------------
     Commission file number 0-23719
                            ----------------------------------------------------
                         Wells Real Estate Fund X, L.P.
     ---------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                 Georgia                             58-2250093
     -------------------------------  ------------------------------------------
     (State of other jurisdiction of (I.R.S. Employer Identification no.) incorporation or organization)

     3885 Holcomb Bridge Road, Norcross, Georgia                  30092
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code (770) 449-7800
                                                        ------------------------

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

                                      INDEX
                                      -----

                                                                        Page No.

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Balance Sheets - June 30, 1999
                     and December 31, 1998 .............................       3

                    Statement of Income for the Three and Six Months
                     Ended June 30, 1999 and 1998.......................       4

                    Statements of Partners' Capital for the Year Ended
                     December 31, 1998 and for the Six Months
                     Ended June 30, 1999................................       5
                    Statements of Cash Flows for the Six
                     Months Ended June 30, 1999 and 1998................       6

                    Condensed Notes to Financial Statements.............       7

          Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations......       9

PART II.  OTHER INFORMATION.............................................      19

                         WELLS REAL ESTATE FUND X, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

           Assets                             June 30, 1999  December 31, 1998
           ------                             -------------  -----------------

Investment in joint venture (Note 2)             21,737,267       22,127,276
Cash and cash equivalents                           259,099          270,262
Deferred project costs (Note 3)                      18,363           18,363
Organization cost, less accumulated
 amortization of $12,500 in 1999 & $6,250
 in 1998                                             15,625           18,750
Prepaid expenses and other assets                     1,000            1,851
Due from affiliates                                 507,832          579,603
                                               ------------     ------------
     Total assets                              $ 22,539,186     $ 23,016,105
                                               ============     ============

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable payable                                 0            3,500
 Partnership distributions payable                  500,161          532,000
                                               ------------     ------------
     Total liabilities                              500,161          535,500
                                               ------------     ------------

Partners' capital:
 Limited Partners:
  Class A - 2,149,016 units outstanding
      at June 30, 1999                           18,386,649       18,227,829
  Class B - 543,075 units outstanding
      at June 30, 1999                            3,652,376        4,252,776
                                               ------------     ------------
     Total partners' capital                     22,039,025       22,480,605
                                               ------------     ------------
     Total liabilities and partners' capital   $ 22,539,186     $ 23,016,105
                                               ============     ============


            See accompanying condensed notes to financial statements

                         WELLS REAL ESTATE FUND X, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                  Three Months Ended                   Six Months Ended
                                          ----------------------------------    -------------------------------
                                          June 30, 1999        June 30, 1998     June 30, 1999     June 30, 1998
                                          -------------        -------------    --------------     -------------
Revenues:
 Rental income                             $       0             $ 120,000         $        0          $ 120,000
 CAM reimbursements                                0                20,067                  0             20,067
 Interest income                                   0                25,385                  0            194,050
 Equity in income of joint venture           313,173               178,125            660,370            240,065
                                           ---------             ---------         ----------          ---------
                                             313,173               343,577            660,370            574,182
                                           ---------             ---------         ----------          ---------

Expenses:
 Property taxes and insurance                      0                20,908                  0             20,908
 Management and leasing expense                    0                 5,603                  0              5,603
 Depreciation                                      0                48,984                  0             48,984
 Amortization of organization costs            1,563                 1,563              3,125              3,125
 Computer costs                                2,247                 1,852              5,067              3,838
 Printing and notebooks                        2,122                 3,762              2,409              4,564
 Administrative salaries                       7,267                 5,721             23,660             12,734
 Office expense                                  686                 1,694              1,405              2,748
 Postage                                       1,981                 2,559              3,697              4,998
 Other                                        22,009                18,019             29,967             22,790
                                           ---------             ---------         ----------          ---------
                                              37,875               110,665             69,330            130,292
                                           ---------             ---------         ----------          ---------
 Net earnings                              $ 275,298             $ 232,912         $  591,040          $ 443,890
                                           =========             =========         ==========          =========

Net (loss) allocated to
  General Partners                         $       0             $    (338)        $        0          $    (338)

Net income allocated to Class
  A Limited Partners                       $ 452,672             $ 401,436         $1,026,328          $ 707,280

Net (loss) allocated to
  Class B Limited Partners                 $(177,374)            $(168,186)        $ (435,288)          $(263,052)

Net income per Class A weighted
  average Limited Partner Unit             $     .21             $     .19         $      .47           $     .34

Net (loss) per Class B weighted
   average Limited Partner Unit            $    (.32)            $    (.28)        $     (.77)          $    (.44)

Cash distribution per Class A
  Limited Partner Unit                     $     .23             $     .20         $      .48           $     .32


            See accompanying condensed notes to financial statements

                         WELLS REAL ESTATE FUND X, L.P.
                     (a Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                            Limited Partners
                                           ----------------------------------------------------
                                                   Class A                         Class B
                                                   -------                         -------
                                                                                                                  Total
                                                                                                     General     Partners'
                                            Units         Amounts            Units       Amounts    Partners     Capital
                                            -----         -------            -----       -------    --------    ---------
BALANCE,
 December 31, 1997                         2,116,099    $ 18,019,767         596,792    $ 5,054,935    $ 338    $ 23,075,040

 Net income (loss)                                 0       1,779,191               0       (728,524)    (338)      1,050,329
 Partnership distributions                         0      (1,644,764)              0              0        0      (1,644,764)
 Class A conversions elections                 9,705          73,635          (9,705)       (73,635)       0               0
                                          ----------    ------------         -------    -----------    -----    ------------
BALANCE,
 December 31, 1998                         2,125,804      18,227,829         587,087      4,252,776        0      22,480,605

 Net income (loss)                                 0       1,026,328               0       (435,288)       0         591,040
 Partnership distributions                         0      (1,032,620)              0              0        0      (1,032,620)
 Class A conversion elections                 25,504         184,763         (25,504)      (184,763)       0               0
 Class B conversion elections                 (2,292)        (19,651)          2,292         19,651        0               0
                                          ----------    ------------         -------    -----------    -----    ------------
BALANCE,
 June 30, 1999                             2,149,016    $ 18,386,649         543,075    $ 3,652,376    $   0    $ 22,039,025
                                          ==========    ============         =======    ===========    =====    ============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (a Georgia Public Limited Partnership)

                             STATEMENT OF CASH FLOWS

                                                                                                Six Months Ended
                                                                                                ----------------
                                                                                     June 30, 1999       June 30, 1998
                                                                                     -------------       -------------
Cash flows from operating activities:
 Net income                                                                           $ 591,040          $   443,890
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Changes in assets and liabilities:
  Equity in earnings of joint venture                                                  (660,370)            (240,065)
  Depreciation                                                                                0               48,984
  Amortization of organization costs                                                      3,125                3,125
  Decrease in account payable                                                            (3,500)                   0
  Decrease in prepaid expenses and other assets                                             851              595,286
  Decrease due to affiliates                                                                  0              (26,543)
                                                                                     ----------          -----------
    Net cash provided by operating activities                                            68,855              824,677
                                                                                     ----------          -----------

Cash flows from investing activities:
     Distributions received from joint ventures                                       1,122,151              101,418
     Investment in joint ventures                                                             0           (9,860,540)
     Investment in real estate                                                                0           (5,059,623)
                                                                                     ----------          -----------
       Net cash provided by (used in) in investing activities                         1,122,151          (14,818,745)
                                                                                     ----------          -----------

Cash flows from financing activities:
     Sales commissions paid                                                                  (0)            (242,388)
     Distribution to partners from accumulated earnings                              (1,064,489)            (546,327)
                                                                                     ----------          -----------
       Net cash provided by (used in) financing activities                           (1,064,459)            (788,715)
                                                                                     ----------          -----------

Net (decrease) in cash and cash equivalents                                             (11,163)         (14,782,783)

Cash and cash equivalents, beginning of year                                            270,262           18,404,232
                                                                                     ----------          -----------

Cash and cash equivalents, end of period                                            $   259,099          $ 3,621,449
                                                                                      =========          ===========

Supplemental disclosure of noncash investing activities:
   Deferred project costs applied to joint venture
   property                                                                         $         0          $   742,297
                                                                                      =========          ===========


            See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statements
                                  June 30, 1999

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

     On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Status Units, and 596,792 Class B Status Units, held by a total of 1,601 and 208 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in Acquisition and Advisory Fees and Acquisition expenses, $4,069,338 in selling commissions and organization and offering expenses, $5,059,623 purchase of the Iomega building an investment of $13,360,539 in the Fund IX-X-XI-REIT Joint Venture and an investment of $3,296,237 in the Fund X-XI Joint Venture, as of June 30, 1999, the Partnership was holding net offering proceeds of $258,018 available for investment in properties.

     As of June 30, 1999, The Partnership owns interests in properties either directly or through its ownership in the following joint venture: (i) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), and (ii) Fund X-XI Associates, a joint venture between the Partnership and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"). Wells Operating Partnership, L.P., ("Wells OP") is a Delaware Limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its general partner.

     As of June 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two story office building located in Louisville, Boulder County,

     Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iii) a three story office building located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a one-story warehouse facility located in Ogden, Utah ("Iomega Corporation Building") which is owned by the IX-X-XI-REIT Joint Venture; (v) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture. (vi) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells / Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P., and (vii) a two-story warehouse and office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Joint Venture (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P.

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

(2)  Investment in Joint Ventures
     ----------------------------

     The partnership owns interest in seven office buildings as of June 30, 1999, through its ownership in the Fund IX-X-XI-REIT Joint Venture and the Fund X-XI Joint Venture. The Partnership does not have control over the operations of the Joint Ventures; however it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on its investments in joint venture, see Form 10-K for the Partnership for the year ended December 31, 1998.

     The following describes additional information about the properties in which the Partnership owned an interest as of June 30, 1999:

     Fund IX, Fund X, Fund XI and REIT Joint Venture
     -----------------------------------------------

     Iomega Building
     ---------------

     On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a 4.0 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended for additional parking and loading dock area and will include at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenant and the city of Ogden. The project was completed on July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay as additional rent an amount equal to thirteen percent (13%) per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional rent was due and payable commencing on May 1, 1999. At the time of writing, we have billed the tenant for the rental on the parking lot which was due May 1, 1999.

     The land was purchased at a cost of $212,000 excluding acquisition costs. It is anticipated that the total cost to complete the project will be $612,689. The funds used to acquire the land and for the improvements were funded entirely from capital contributions made by Wells Fund XI in the amount of $851,000. The project was completed at a total cost of $874,625. It is anticipated that the shortfall will be funded by Wells Real Estate Fund XI.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

As of June 30, 1999, developed properties owned by the Partnership were 99.7% occupied as compared to 95% occupied at June 30, 1998. Gross revenues of the Partnership increased to $660,370 from $574,182 for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily due to earnings from joint ventures whereas in 1998 revenues consisted primarily of interest income earned on funds held by the Partnership prior to the investment in properties. Expenses of the partnership decreased to $69,330 from $130,292 for the six months ended June 30, 1999 and 1998, respectively. The decrease was due largely to the elimination of depreciation and property taxes related to the Iomega Building which is now owned by the IX-X-XI-REIT Joint Venture.

Net income per weighted average unit for Class A Limited Partners was $0.47 for the six months ended June 30, 1999, as compared to $0.34 for the same period in 1998.

Net loss per weighted average unit for Class B Limited Partners was $0.77 for the six months ended June 30, 1999, and $0.44 for the same period in 1998.

The Partnership's distribution from net cash from operations accrued to Class A unit holders for the second quarter of 1999 was $0.48 per weighted average units as compared to $0.32 in 1998.

The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at lease consistent with 1999 distributions.


Liquidity and Capital Resources
-------------------------------

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint ventures in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partners' capital contributions. As of June 30, 1999, the Partnership was holding $258,018 available for investment in additional properties.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed during the first half of 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of June 30, 1999 all testing of systems has been completed.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages are year 2000 compliant. At the present time, it is believed that all major non-information technology systems are year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

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

Property Operations
-------------------

As of June 30, 1999, the Company owned interests in the following operational properties:

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                     Three Months Ended                  Six Months Ended
                                                     ------------------                  ----------------
                                              June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                                              -------------     --------------    -------------     -------------
Revenues:
     Rental income                            $ 261,987        $ 190,986        $ 522,079        $ 381,972
                                                 16,681                0           31,741                0
                                              ---------        ---------        ---------        ---------
                                                278,668          190,986          553,820          381,972
                                              ---------        ---------        ---------        ---------
Expenses:
     Depreciation                               134,100           93,684          268,200          184,778
     Management & leasing expense                29,504           24,906           61,406           50,188
     Other operating expenses                    25,829            8,899            3,707           46,667
                                              ---------        ---------        ---------        ---------
                                                189,433          127,489          333,313          281,633
                                              ---------        ---------        ---------        ---------

     Net income                               $  89,235        $  63,497        $ 220,507        $ 100,339
                                              =========        =========        =========        =========

Occupied %                                           98.%             67%              98.%             67%

Partnership's Ownership % in the Fund              48.5%            42.0%            48.5%            42.0%
IX-X-XI-REIT Joint Venture

Cash distribution to the Partnership          $ 109,121        $  71,475        $ 238,587        $  97,760

Net income allocated to the Partnership       $  43,237        $  28,533        $ 107,854        $  47,474


Rental income increased in 1999 over 1998 due primarily to the increased occupancy level of the property. Total expenses increased in 1999 as compared to 1998 due largely to the increase in depreciation expenses. Other operating expenses decreased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to differences in the annual adjustment for common area maintenance billing to the tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. Operating expenses were higher for the three month period ended June 30, 1999, as compared to the six months ended June 30, 1999, because upon reconciliation of the common area maintenance, some tenants received credit for overpayments. Cash distributions and net income allocated to the Partnership for the quarter and six month period increased significantly in 1999 over the 1998 amounts. The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture increased in 1999 as compared to 1998 due to additional funding by the Partnership and Wells Fund XI to the Joint Venture in 1999.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                              Three Months Ended          Six Months Ended  Five Months Ended
                                                              ------------------          ----------------  -----------------
                                                        June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                                                        -------------     -------------     -------------     -------------

Revenues:
     Rental income                                     $ 256,829          $ 254,939         $ 513,657          $ 389,023
                                                       ---------          ---------         ---------          ---------

Expenses:
     Depreciation                                         81,576             81,576           163,152            135,960
     Management & leasing expense                         12,058             17,928            23,675             17,928
     Other operating expenses                             (4,450)               610            (4,087)               (89)
                                                       ---------          ---------         ---------          ---------
                                                          89,184            100,114           182,740            153,799
                                                       ---------          ---------         ---------          ---------

     Net income                                        $ 167,645          $ 154,825         $ 330,917          $ 235,224
                                                       =========          =========         =========          =========

Occupied %                                                   100%               100%              100%               100%

Partnership's Ownership % in the Fund                       48.5%              42.0%             48.5%              42.0%
IX-X-XI-REIT Joint Venture

Cash distribution to the Partnership                   $ 118,000          $ 105,501         $ 235,727          $ 168,319

Net income allocated to the Partnership                $  81,233          $  70,190         $ 161,611          $ 111,985


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

Rental income remained relatively stable for the three and six months ended June 30, 1999 as compared to the same period in 1998. The six month period ended June 30, 1999, cannot be compared to 1998, because that year covered approximately 5 months. Other operating expenses are negative for the second quarter due to an offset of tenant reimbursements in operating costs as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for the current year operating expenses which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Cash distributions and net income allocated to the Partnership increased in 1999 as compared to 1998. The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture increased in 1999 as compared to 1998 due to additional funding by the Partnership and Wells Fund XI to the Joint Venture.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------


                                                    Three Months Ended             Six Months Ended  Four Months Ended
                                            June 30, 1999       June 30, 1998        June 30, 1999     June 30, 1998
                                            -------------       -------------        -------------     -------------
Revenues:
     Rental income                            $ 207,758          $ 212,442           $ 414,279          $ 238,575
                                              ---------          ---------           ---------          ---------

Expenses:
     Depreciation                                71,670             71,065             143,340             94,639
     Management & leasing expense                17,755             19,237              35,619             19,237
     Other operating costs                       12,884            (48,278)             10,633            (48,278)
                                              ---------          ---------           ---------          ---------
                                                102,309             42,024             189,592             65,598
                                              ---------          ---------           ---------          ---------

     Net income                               $ 105,449          $ 170,418           $ 224,687          $ 172,977
                                              =========          =========           =========          =========

Occupied %                                          100%               100%                100%               100%

Partnership's Ownership % in the Fund              48.5%              42.0%               48.5%              42.0%
IX-X-XI-REIT Joint Venture

Cash distribution to Partnership              $  85,100          $ 105,624           $ 178,238          $ 117,939

Net income allocated to Partnership           $  51,096          $  77,091           $ 109,689          $  78,297

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

Rental income remained relatively stable for the three month period ended June 30, 1999 as compared to the same period for 1998. The six month period ended June 30, 1999 cannot be compared to 1998 since those figures reflect only four months activities.

Cash distributions and net income allocated to the Partnership for three months ended June 30, 1999 decreased as compared to the same period last year. Operating expenses increased significantly for the period ended June 30, 1999, as compared to the same period for 1998. This is attributed to the large increase in property taxes, utilities and security costs. The Partnership's ownership in the Fund IX-X-XI REIT Joint Venture increased in 1999 as compared to 1998 due to additional funding by the Partnership to the Joint Venture.

Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                   Three Months Ended    One Month Ended      Six Month Ended    One Month Ended
                                   ------------------    ---------------      ---------------    ---------------
                                        June 30, 1999      June 30, 1998        June 30, 1999      June 30, 1998
                                        -------------      -------------        -------------      -------------
Revenues:
   Rental income                        $ 145,752                $ 9,885             $ 291,504        $  9,885
                                        ---------                -------             ---------        --------

Expenses:
   Depreciation                            45,801                  4,382                91,602           4,382
   Management & leasing
   expenses                                 5,370                      0                10,739               0
   Other operating expenses                 9,184                      0                12,198               0
                                        ---------                -------             ---------        --------
                                           60,355                  4,382               114,539           4,382
                                        ---------                -------             ---------        --------

Net income                              $  85,397                $ 5,503             $ 176,965        $  5,503
                                        =========                =======             =========        ========

Occupied %                                    100%                   100%                  100%            100%

Partnership's ownership % in the             48.5%                  42.0%                 48.5%           42.0%
Fund IX-X-XI-REIT

Cash distributed to Partnership         $  57,996                $53,390             $ 119,968        $ 53,390

Net income allocated to the
   Partnership                          $  41,379                $ 2,309             $  86,470        $  2,309

On June 24, 1998, Fund IX-X-XI-REIT Joint Venture acquired a one-story office building containing approximately 57,186 rentable square feet on a 5.3 acre tract of land in Oklahoma City, Oklahoma (the "Lucent Technologies Building") for a purchase price of $5,504,276, excluding acquisition cost.

The Lucent Technologies Building was completed in January 1998 with Lucent Technologies occupying the entire building. Under the terms of the lease, tenant is responsible for all utilities, property taxes and other operating expenses.

Since the Lucent Technologies Building was purchased by the IX-X-XI-REIT Joint Venture in June 1998, comparable income and expense figures for the three months and six months ended June 30, 1998 only reflect one month's activity thus, comparative financial information from the previous year's period is not available. This therefore cannot be compared to the three months and six months ended June 30, 1999, which covers three and six full months. The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture increased in 1999, as compared to 1998, due to additional fundings by the Partnership and Wells Fund XI to the Joint Venture.

Iomega Building/Fund IX-X-XI-REIT Joint Venture
-----------------------------------------------

                                                                      Three Months Ended           Six Months Ended
                                                                      ------------------           ----------------
                                                               June 30, 1999      June 30, 1998       June 30, 1999
                                                               -------------      -------------       -------------
Revenues:
   Rental income                                                   $ 123,873      $ 120,000           $ 247,746
                                                                    --------      ---------           ---------

Expenses:
   Depreciation                                                       48,495         48,984              96,990
   Management & leasing expenses                                       3,735          5,603               9,338
   Other operating expenses                                            4,238          2,205               2,525
                                                                    --------      ---------            --------
                                                                      56,468         56,792             108,853
                                                                    --------      ---------            --------

Net income                                                         $  67,405      $  63,208           $ 138,893
                                                                    ========      =========            ========

Occupied %                                                               100%           100%                100%

Partnerships ownership % in the Fund
IX-X-XI-REIT Joint Venture                                              48.5%             0%               48.5%

Cash distributed to the Partnership                                $  54,283      $ 111,453           $ 112,743

Net income allocated to the
 Partnership                                                       $  32,661      $  67,866           $  68,643

On April 1, 1998, the Partnership aquired a single story warehouse and office building containing approximately 108,250 rentable square feet on a 8.03 acre tract of land in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

On July 1, 1998, the Partnership contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

Since the Iomega Building was purchased in April 1998, comparative income and expense figures for the period ended June 30, 1998 only reflect three months of activities.

On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a 4 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended for additional parking and loading dock area and will include at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenant and the city of Ogden. The project was completed on July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay as additional rent an amount equal to thirteen percent (13%) per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional rent was due and payable commencing on May 1, 1999.

The land was purchased at a cost of $212,000 excluding acquisition costs. It is anticipated that the total cost to complete the project will be $612,689. The funds used to acquire the land and for the improvements are being funded entirely from capital contributions made by Wells Fund XI in the amount of $851,000. The project was completed at a total cost of $874,625. It is anticipated that the shortfall will be funded by Wells Real Estate Fund XI.

Cort Building / Wells / Orange County Joint Venture
---------------------------------------------------

                                         Three Months Ended      Six Months Ended
                                         ------------------      ----------------
                                              June 30, 1999         June 30, 1999
                                              -------------         -------------
Revenues:
   Rental income                                 $ 198,886            $ 397,771
                                                 ---------            ---------

Expenses:
   Depreciation                                     46,641               93,282
   Management & leasing expenses                     7,590               15,180
   Other operating expenses                          5,281               13,453
                                                 ---------             --------
                                                    59,512              121,915
                                                 ---------             --------

Net income                                       $ 139,374            $ 275,856
                                                 =========            =========

Occupied %                                             100%                 100%

Partnerships ownership %                              35.1%                35.1%

Cash distributed to the Partnership               $ 57,790            $ 114,635

Net income allocated to the
     Partnership                                  $ 48,920            $  96,825

On July 31, 1998, the Cort Joint Venture acquired a one-story office and warehouse building containing approximately 52,000 rentable square feet on a
3.65 acre tract of land in Fountain Valley, California (the "Cort Building") for a purchase price of $6,400,000, excluding acquisitions costs.

The Cort Building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the Cort Joint Venture of certain operating expenses, as defined in the lease, related to the building.

Since the Cort Building was purchased in July 1998, comparable income and expenses figures for the prior year are not available.

Fairchild Building / Wells / Fremont Joint Venture
--------------------------------------------------

                                           Three Months Ended     Six Months Ended
                                           ------------------     ----------------
                                                June 30, 1999        June 30, 1999
                                                -------------        -------------
Revenues:
   Rental income                                 $ 225,211            $ 450,421
                                                 ---------            ---------

Expenses:
   Depreciation                                     71,382              142,764
   Management & leasing expenses                     9,343               18,667
   Other operating expenses                          6,315                7,315
                                                 ---------            ---------
                                                    87,040              168,746
                                                 ---------            ---------

Net income                                       $ 138,171            $ 281,675
                                                 =========            =========

Occupied %                                             100%                 100%

Partnerships ownership %                             11.25%               11.25%

Cash distributed to the Partnership               $ 25,539            $  51,773

Net income allocated to the
    Partnership                                   $ 18,028               30,005

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

     ITEM 6 (b). No reports on Form 8-K were filed during the second quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WELLS REAL ESTATE FUND X, L.P.
                               (Registrant)


     Dated: August 10, 1999    By: /s/ Leo F. Wells, III
                                   ----------------------------------
                               Leo F. Wells, III, as Individual
                               General Partner and as President
                               and Chief Financial
                               Officer of Wells Capital, Inc., the
                               General Partner of Wells Partners, L.P.