Form 10-Q
period 1999-09-30
WELLS REAL ESTATE FUND X L P
filed 1999-11-12
CIK 1018215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            September 30, 1999                 or
                              ---------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to _____________________

Commission file number                    0-23719
                      ---------------------------------------------

                        WELLS REAL ESTATE FUND X, L.P.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                        58-2250093
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                    30092
--------------------------------------------              ---------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                          ----------------

---------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No ____
         -----

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX



                                                                               Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Balance Sheets--September 30, 1999 and December 31, 1998                    3

     Statements of Income for the Three Months and Nine Months
       Ended September 30, 1999 and 1998                                         4

     Statements of Partners' Capital for the Year Ended
       December 31, 1998 and the Nine Months Ended September 30, 1999            5

     Statements of Cash Flows for the Nine Months Ended
       September 30, 1999 and 1998                                               6

     Condensed Notes to Financial Statements                                     7

  Item 2.  Management's Discussion and Analysis of Financial
     Conditions and Results of Operations                                        8

PART II.  OTHER INFORMATION                                                     19

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS



                                                                    September 30,        December 31,
                                                                       1999                 1998
                                                                  ---------------      ---------------
ASSETS:
  Investment in joint ventures (Note 2)                             $21,542,019          $22,127,276
  Cash and cash equivalents                                             259,220              270,262
  Deferred project costs                                                 18,363               18,363
  Organizational costs, less accumulated amortization
    of 12,500 in 1999 and $6,250 in September 1998                       10,938               18,750
  Prepaid expenses and other assets                                           0                1,851
  Due from affiliates                                                   545,934              579,603
                                                                  -------------         ------------
          Total assets                                              $22,376,474          $23,016,105
                                                                  =============         ============
LIABILITIES AND PARTNERS' CAPITAL:
  Accounts payable                                                  $         0          $     3,500
  Partnership distribution payable                                      519,153              532,000
                                                                  -------------         ------------
          Total liabilities                                             519,153              535,500
  Partners' capital:                                              -------------         ------------
    Limited partners:
      Class A--2,159,016 units outstanding at
        September 30, 1999 and 2,125,804 at
        December 31, 1998                                            18,503,644           18,227,829
      Class B--553,875 units outstanding at
        September 30, 1999 and 587,087 at
        December 31, 1998                                             3,353,677            4,252,776
                                                                  -------------         ------------
          Total partners' capital                                    21,857,321           22,480,605
                                                                  -------------         ------------
          Total liabilities and partners' capital                   $22,376,474          $23,016,105
                                                                  =============         ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME



                                                                Three Months Ended              Nine Months Ended
                                                          -----------------------------   -----------------------------
                                                          September 30,   September 30,   September 30,   September 30,
                                                               1999            1998            1999            1998
                                                          --------------  --------------  --------------  --------------
REVENUES:
  Rental income                                               $       0       $       0      $        0      $  120,000
  Interest income                                                     0          26,880               0         220,930
  Equity in income of joint ventures (Note 2)                   350,686         262,233       1,011,056         502,298
                                                              ---------       ---------      ----------      ----------
                                                                350,686         289,113       1,011,056         843,228
                                                              ---------       ---------      ----------      ----------
EXPENSES:
  Operating cost--rental property                                     0               0               0           2,660
  Management and leasing expense                                      0               0               0           5,603
  Depreciation                                                        0               0               0          48,984
  Amortization of organizational costs                            4,687           1,563           7,812           4,687
  Computer costs                                                  2,558           2,326           7,625           6,164
  Printing and notebooks                                          2,360             184           4,769           4,748
  Partnership administration                                      6,128           7,779          49,355          29,967
  Legal and accounting                                            3,892           1,913          19,394          21,177
                                                              ---------       ---------      ----------      ----------
                                                                 19,625          13,765          88,955         123,990
                                                              ---------       ---------      ----------      ----------
          Net earnings                                        $ 331,061       $ 275,348      $  922,101      $  719,238
                                                              =========       =========      ==========      ==========
NET LOSS ALLOCATED TO GENERAL
  PARTNERS                                                    $       0       $       0      $        0      $     (338)
                                                              =========       =========      ==========      ==========
NET INCOME ALLOCATED TO CLASS A
  LIMITED PARTNERS                                            $ 557,270       $ 482,729      $1,583,598      $1,190,009
                                                              =========       =========      ==========      ==========
NET LOSS ALLOCATED TO CLASS B
  LIMITED PARTNERS                                            $(226,209)      $(207,381)     $ (661,497)     $ (470,433)
                                                              =========       =========      ==========      ==========
NET INCOME PER CLASS A WEIGHTED
  AVERAGE LIMITED PARTNER UNIT                                $    0.26       $    0.23      $     0.73      $     0.57
                                                              =========       =========      ==========      ==========
NET LOSS PER CLASS B WEIGHTED
  AVERAGE LIMITED PARTNER UNIT                                $   (0.41)      $   (0.35)     $    (1.19)     $    (0.79)
                                                              =========       =========      ==========      ==========
CASH DISTRIBUTION PER CLASS A
  LIMITED PARTNER UNIT                                        $    0.24       $    0.21      $     0.72      $     0.53
                                                              =========       =========      ==========      ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1998

                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                       Limited Partners                              Total
                                      ----------------------------------------------
                                              Class A                 Class B          General     Partners'
                                      -----------------------   --------------------
                                        Units       Amounts      Units      Amounts    Partners     Capital
                                      ---------   -----------   -------   ----------   --------   -----------
BALANCE, December 31, 1997            2,116,099   $18,019,767   596,792   $5,054,935      $ 338   $23,075,040

  Net income (loss)                           0     1,779,191         0     (728,524)      (338)    1,050,329
  Partnership distributions                   0    (1,644,764)        0            0          0    (1,644,764)
  Class B conversion elections            9,705        73,635    (9,705)     (73,635)         0             0
                                      ---------    ----------   -------    ---------      -----    ----------
BALANCE, December 31, 1998            2,125,804    18,227,829   587,087    4,252,776          0    22,480,605

  Net income (loss)                           0     1,583,598         0     (661,497)         0       922,101
  Partnership distributions                   0    (1,545,385)        0            0          0    (1,545,385)
  Class B conversion elections           35,504       257,253   (35,504)    (257,253)         0             0
  Class A conversion elections           (2,292)      (19,651)    2,292       19,651          0             0
                                      ---------   -----------   -------   ----------      -----   -----------
BALANCE, September 30, 1999           2,159,016   $18,503,644   553,875   $3,353,677      $   0   $21,857,321
                                      =========   ===========   =======   ==========      =====   ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS


                                                                                       For the Nine Months Ended
                                                                                     ------------------------------
                                                                                      September 30,    September 30,
                                                                                         1999            1998
                                                                                     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                          $        922,101   $    719,238
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Equity in income of joint ventures                                                   (1,011,056)      (502,298)
      Depreciation                                                                                  0         48,984
      Amortization of organizational costs                                                      7,812          4,687
   Changes in assets and liabilities:
      Prepaid expenses and other assets                                                         1,850         56,000
      Accounts payable                                                                         (3,500)             0
      Due to affiliates                                                                             0       (101,607)
                                                                                     ----------------  -------------
       Net cash (used in) provided by operating activities                                    (82,793)       225,004
                                                                                     ----------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                                                1,629,983        437,408
  Investment in joint ventures                                                                      0    (17,571,855)
                                                                                     ----------------  -------------
         Net cash (used in) provided by investing activities                                1,629,983    (17,134,447)
                                                                                     ----------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners from accumulated earnings                                       (1,558,232)      (970,414)
 Sales commissions                                                                                  0       (242,388)
                                                                                     ----------------  -------------
         Net cash used in financing activities                                             (1,558,232)    (1,212,802)
                                                                                     ----------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (11,042)   (18,122,245)

CASH AND CASH EQUIVALENTS, beginning of year                                                  270,262     18,404,232
                                                                                     ----------------  -------------
CASH AND CASH EQUIVALENTS, end of period                                             $        259,220  $     281,987
                                                                                     ================  =============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
    Deferred project costs applied to joint venture property                         $              0  $     852,287
    Escrow funds applied to joint venture property                                                  0        644,541
                                                                                     ----------------  -------------
         Total noncash investment activities                                         $              0  $   1,496,828
                                                                                     ================  =============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund X, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. as general partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial properties.

   On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997 at which time the Partnership had sold 2,116,099 Class A status units and 596,792 Class B status units held by a total of 1,601 and 208 limited partners, respectively, for total limited partner capital contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees and acquisition expenses, $4,069,338 in selling commissions and organizational and offering expenses, $5,059,623 for the purchase of the Iomega Corporation Building, an investment of $13,360,539 in the Fund IX-X-XI-REIT Joint Venture, and an investment of $3,296,237 in the Fund X-XI Joint Venture, as of September 30, 1999, the Partnership was holding net offering proceeds of $258,018 available for investment in properties.

   As of September 30, 1999, the Partnership owns interests in properties either directly or through equity ownership in the following joint ventures: (i) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P., and Wells Operating Partnership, L.P. (the "Wells OP") (the "Fund IX-X-XI-REIT Joint Venture") and (ii) Fund X-XI Associates, a joint venture between the Partnership and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"). Wells Operating Partnership, L.P. ("Wells OP") is a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its general partner.

   As of September 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two-story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iii) a three-story office building located in Broomfield, Boulder County, Colorado

   (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a one-story warehouse facility located in Ogden, Utah (the "Iomega Corporation Building") which is owned by the Fund IX-X-XI-REIT Joint Venture; (v) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a one-story office warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P.; and (vii) a two-story warehouse and office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Joint Venture (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P.

   (b) Basis of Presentation

   The financial statements of Wells Real Estate Fund X, L.P. have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the general partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

2. INVESTMENTS IN JOINT VENTURES

   The Partnership owns interests in seven office buildings as of September 30, 1999 through its ownership in the Fund IX-X-XI-REIT Joint Venture and the Fund X-XI Joint Venture. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on its investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   (a) General

   As of September 30, 1999, the developed properties owned by the Partnership were 99.7% occupied as compared to 99% occupied at September 30, 1998. Gross revenues of the Partnership increased to $1,011,056 as compared to $843,228 for the nine months ended September 30, 1999 and 1998, respectively. The increase was primarily due to increased earnings from joint ventures whereas in 1998 revenues consisted of interest income earned on funds held by the Partnership prior to the investment in the properties. Expenses of the Partnership decreased to $88,955 as compared to $123,990 for the nine months ended September 30, 1999 and 1998, respectively. This decrease was due largely to the elimination of depreciation and property taxes related to the Iomega Corporation Building which is now owned by the Fund IX-X-XI-REIT Joint Venture.

   Net income per weighted average unit for Class A Limited Partners was $.73 for the nine months ended September 30, 1999, as compared to $.57 for the same period in 1998.

   Net loss per weighted average unit for Class B Limited Partners was $1.19 for the nine months ended September 30, 1999 and $.79 for the same period in 1998.

   The Partnership's distribution from net cash from operations accrued to Class A Limited Partners for the third quarter of 1999 was $.24 per weighted average units as compared to $.21 in 1998.

   The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1999 distributions.

   Liquidity and Capital Resources

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

   The Partnership expects to make future real estate investments directly or through investments in joint ventures from limited partners' capital contributions. As of September 30, 1999, the Partnership was holding $258,018 available for investment in additional properties.

   Year 2000

   The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed during the first half of 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of September 30, 1999, all testing of systems has been completed.

   As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major noninformation technology systems are Year 2000 compliant. The cost to upgrade any noncompliant systems is believed to be immaterial.

   The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

   The Partnership relies on computers and operating systems provided by equipment manufacturers and also on application software designed for use with its accounting, property management, and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems, or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial conditions of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

   The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities-related matters, such as office security systems and environmental control systems.

   The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and telephone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensed to each staff member of the General Partner of the Partnership.

   Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst-case scenarios would include the risks that the elevators or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevators shut down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security systems shut down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

2. PROPERTY OPERATIONS

   As of September 30, 1999, the Partnership owned interests in the following operational properties:


                                                                    Three Months Ended              Nine Months Ended
                                                              -----------------------------   -----------------------------
The ABB Building/                                             September 30,   September 30,   September 30,   September 30,
Fund IX-X-XI-REIT Joint Venture                                    1999            1998            1999            1998
------------------------------------------------------------- -------------   -------------   -------------   -------------
Revenues:
  Rental income                                                    $261,986        $208,370        $784,065        $590,342
  Interest income                                                    15,024           6,000          46,765           6,000
                                                              -------------   -------------   -------------   -------------
                                                                    277,010         214,370         830,830         596,342
                                                              -------------   -------------   -------------   -------------
Expenses:
  Depreciation                                                      135,499         120,433         403,699         305,211
  Management and leasing expenses                                    32,260          25,577          93,666          75,765
  Other operating expenses                                          (17,097)          3,050         (13,390)         49,717
                                                              -------------   -------------   -------------   -------------
                                                                    150,662         149,060         483,975         430,693
                                                              -------------   -------------   -------------   -------------
Net income                                                         $126,348        $ 65,310        $346,855        $165,649
                                                              =============   =============   =============   =============

Occupied %                                                            98.28%             95%          98.28%             95%
                                                              =============   =============   =============   =============
Partnership's ownership % in the Fund IX-X-IX-REIT Joint
 Venture                                                               48.4%           49.7%           48.4%           49.7%
                                                              =============   =============   =============   =============

Cash distribution to the Partnership                               $127,722        $ 93,101        $366,308        $190,861
                                                              =============   =============   =============   =============

Net income allocated to the Partnership                            $ 61,194        $ 32,566        $169,048        $ 80,040
                                                              =============   =============   =============   =============

   Rental income increased in 1999 over 1998 due primarily to the increased occupancy level of the property. Other operating expenses were negative for the nine-month period ended September 30, 1999 and three-month period ended September 30, 1999 due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common-area maintenance which is then reconciled during the second quarter of the following year and the difference billed to the tenants. Total expenses increased for the nine-month period ended September 30, 1999 over the same period for 1998 due to increased depreciation and management and leasing fees as the building was leased up.

   Cash distributions and net income allocated to the Partnership for the quarter and nine-month period increased significantly in 1999 over 1998 amounts. The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional funding by Wells Fund IX and Fund XI to the joint venture in 1999.

   One major tenant, the Associates, vacated its lease space in September 1999. A new lease was executed with Center Partners Inc., a division of WPP Group, U.S.A., for 23,992 rentable square feet. The initial term of the lease will be five years commencing January 1, 2000 and will expire on December 31, 2004. Center Partners Inc. has the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term payable in equal monthly installments is $299,900 for the first year, $307,337.52 for the second year, $315,014.96 for the third year, $322,932.32 for the fourth year, and $331,089.60 for the fifth year.

   It is currently anticipated that the total cost to complete the tenant improvements and for leasing commissions estimated to be approximately $257,490 will be contributed by the Partnership and Wells Fund IX.

                                                                                                Nine Months        Four Months
                                                                    Three Months Ended              Ended             Ended
                                                              ----------------------------
  The Lucent Technologies Building/                           September 30,   September 30,     September 30,     September 30,
  Fund IX-X-XI-REIT Joint Venture                                  1999            1998              1999              1998
---------------------------------                             ------------    ------------      ------------      ------------
  Revenues:
    Rental income                                                 $145,752        $133,600          $437,256          $143,485
                                                                  --------        --------          --------          --------
  Expenses:
    Depreciation                                                    45,801          51,514           137,403            55,896
    Management and leasing expenses                                  5,370           5,084            16,109             5,084
    Other operating expenses                                         1,766           7,584            13,964             7,584
                                                                  --------        --------          --------          --------
                                                                    52,937          64,182           167,476            68,564
                                                                  --------        --------          --------          --------
            Net income                                            $ 92,815        $ 69,418          $269,780          $ 74,921
                                                                  ========        ========          ========          ========
  Occupied %                                                           100%            100%              100%              100%
                                                                  ========        ========          ========          ========
  Partnership's ownership % in the Fund IX-X-XI-REIT Joint
     Venture                                                          48.4%           49.7%             48.4%             49.7%
                                                                  ========        ========            ======          ========

  Cash distribution to the Partnership                            $ 61,561        $ 57,043          $181,528          $110,433
                                                                  ========        ========          ========          ========
  Net income allocated to the Partnership                         $ 44,952        $ 34,606          $131,423          $ 36,915
                                                                  ========        ========          ========          ========

Since the Lucent Technologies Building was purchased by the Fund IX-X-XI-REIT Joint Venture in June 1998, comparable income and expense figures for the prior year's period ended September 30, 1998 covered only four months. Accordingly, the prior year cannot be compared to the nine months ended September 30, 1999. Rental income increased slightly for the three months ended September 30, 1999 as compared to the same period in 1998. Total expenses decreased for the three-month period ended September 30, 1999 as compared to the same period for 1998 due largely to the decrease in other operating expenses.

Cash distributions and net income allocated to the Partnership for the three-month period remained relatively stable for the period ended September 30, 1999 and 1998.

The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional funding by Wells Fund IX and Fund XI to the joint venture.

                                                                                              Nine Months Ended    Eight Months
                                                                    Three Months Ended              Ended             Ended
                                                              ----------------------------
Ohmeda Building/                                              September 30,   September 30,     September 30,     September 30,
Fund IX-X-XI-REIT Joint Venture                                    1999            1998              1999              1998
-------------------------------                               ------------    ------------      ------------      ------------
  Revenues:
    Rental income                                                 $256,829        $254,940          $770,486          $643,963
                                                                  --------        --------          --------          --------
  Expenses:
    Depreciation                                                    81,576          81,576           244,728           217,536
    Management and leasing expenses                                 11,618          11,618            35,293            29,546
    Other operating expenses                                         3,899           1,171              (188)            1,082
                                                                  --------        --------          --------          --------
                                                                    97,093          94,365           279,833           248,164
                                                                  --------        --------          --------          --------
            Net income                                            $159,736        $160,575          $490,653          $395,799
                                                                  ========        ========          ========          ========
  Occupied %                                                           100%            100%              100%              100%
                                                                  ========        ========          ========          ========
  Partnership's ownership % in the Fund IX-X-XI-REIT Joint
    Venture                                                           48.4%           49.7%             48.4%             49.7%
                                                                  ========        ========          ========          ========
  Cash distribution to the Partnership                            $114,110        $181,636          $349,837          $287,137
                                                                  ========        ========          ========          ========
  Net income allocated to the Partnership                         $ 77,362        $121,845          $238,973          $192,035
                                                                  ========        ========          ========          ========

Rental income remained relatively stable for the three months ended September 30, 1999 as compared to the same period in 1998. The nine-month period ended September 30, 1999 cannot be compared to 1998 since the 1998 figures reflect only eight months' activities. Other operating expenses were negative for the nine month period ended September 30, 1999 due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Cash distributions and net income allocated to the Partnership increased for the nine-month period ended September 30, 1999 as compared to the same period in 1998.

                                                                                                 Nine Months     Seven Months
                                                                    Three Months Ended              Ended            Ended
                                                              -----------------------------
   The 360 Interlocken Building/                              September 30,   September 30,     September 30,     September 30,
   Fund IX-X-XI-REIT Joint Venture                                 1999            1998              1999              1998
   -------------------------------                            -------------   -------------     -------------     -------------
     Revenues:
       Rental income                                               $207,791        $215,289          $622,070          $453,864
                                                              -------------   -------------     -------------     -------------
     Expenses:
       Depreciation                                                  71,670          71,793           215,010           166,432
       Management and leasing expenses                               18,899          18,086            54,518            37,323
       Other operating expenses, net of
         reimbursements
                                                                     (5,291)         (7,850)            5,342           (56,128)
                                                              -------------   -------------     -------------     -------------
                                                                     85,278          82,029           274,870           147,627
                                                              -------------   -------------     -------------     -------------
                   Net income                                      $122,513        $133,260          $347,200          $306,237
                                                              =============   =============     =============     =============

     Occupied %                                                         100%            100%              100%              100%
                                                              =============   =============     =============     =============

     Partnership's ownership % in the
        Fund IX-X-XI-REIT Joint  Venture                              48.42%           49.7%            48.42%             49.7%
                                                              =============   =============     =============     =============

     Cash distribution to the Partnership                          $ 93,321        $ 97,790          $271,558          $215,729
                                                              =============   =============     =============     =============

     Net income allocated to the Partnership                       $ 59,333        $ 66,424          $169,022          $144,721
                                                              =============   =============     =============     =============


Rental income remained relatively stable for the three-month period ended September 30, 1999 as compared to the same period for 1998. The nine-month period ended September 30, 1999 cannot be compared to 1998 since the 1998 figures reflect only seven months' activities.

The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional funding by Wells Fund IX and Fund XI to the joint venture in 1999.

Cash distributed and net income allocated to the Partnership for the nine months ended September 30, 1999 decreased as compared to the same period of last year. Operating expenses increased significantly for the nine-month period ended September 30, 1999, as compared to the same period for 1998, largely attributed to the increase in property taxes, utilities, and security. Other operating expenses are negative for prior periods due to an offset of tenant reimbursements in operating costs as well as management and leasing fee reimbursements.

                                                                                                 Nine Months       Six Months
                                                                    Three Months Ended             Ended             Ended
                                                              -----------------------------
       The Iomega Building/                                   September 30,   September 30,     September 30,     September 30,
       Fund IX-X-XI-REIT Joint Venture                             1999            1998              1999              1998
 -----------------------------------------                    -------------   -------------     -------------     -------------
  Revenues:
    Rental income                                                  $150,009        $126,666          $397,755          $246,666
                                                              -------------   -------------     -------------     -------------
  Expenses:
    Depreciation                                                     48,495          48,594           145,485            97,578
    Management and leasing expenses                                   8,291           5,596            17,629            11,199
    Other operating expenses                                          1,290           3,526             3,815             5,731
                                                              -------------   -------------     -------------     -------------
                                                                     58,076          57,716           166,929           114,508
                                                              -------------   -------------     -------------     -------------
            Net income                                             $ 91,933        $ 68,950          $230,826          $132,158
                                                              =============   =============     =============     =============
  Occupied %                                                            100%            100%              100%              100%
                                                              =============   =============     =============     =============
  Partnership's ownership % in the
     Fund IX-X-XI-REIT Joint Venture                                   48.4%           49.7%             48.4%             49.7%
                                                              =============   =============     =============     =============
  Cash distribution to the Partnership                             $ 66,137        $ 55,277          $177,591          $167,469
                                                              =============   =============     =============     =============
  Net income allocated to the Partnership                          $ 44,526        $ 34,374          $112,393          $ 97,582
                                                              =============   =============     =============     =============

On April 1, 1998, the Partnership acquired a single-story warehouse and office building containing approximately 108,250 rentable square feet on a 8.03-acre tract of land in Ogden, Weber County, Utah for a purchase price of $5,025,000.

On July 1, 1998, the Partnership contributed the Iomega Corporation Building to the Fund IX-X-XI-REIT Joint Venture. The entire Iomega Corporation Building is under a net lease with Iomega Corporation until July 31, 2006.

Since the Iomega Corporation Building was purchased in April 1998, comparable income and expense figures for the period ended September 30, 1998 only reflect six months of activity.

On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a four-acre tract of vacant land adjacent to the Iomega Corporation Building located in Ogden, Utah. This site is being used for additional parking and a loading-dock area, which includes at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenants and the city of Ogden. The project was completed on July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay an additional base rent, an amount equal to 13% per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional base rent commenced on May 1, 1999.

The land was purchased at a cost of $212,000 excluding acquisition costs. The funds used to acquire the land and for the improvements are funded entirely out of capital contributions made by Wells Fund XI to the Fund IX-X-XI-REIT Joint Venture in the amount of $874,625. The project was completed at a total cost of $874,625.


                                                                                                                Nine Months
                                                                               Three Months Ended                  Ended
                                                                       ---------------------------------
               Fairchild Building/                                     September 30,       September 30,       September 30,
          Wells/Fremont Joint Venture                                      1999                1998                 1999
 --------------------------------------------                          -----------         -------------       -------------
  Revenues:
    Rental income                                                         $225,210              $175,381            $675,631
                                                                         ---------             ---------           ---------
  Expenses:
    Depreciation                                                            71,382                70,324             214,146
    Management and leasing expenses                                          9,303                 7,315              27,970
    Other operating expenses                                                 6,457                71,011              13,772
                                                                         ---------             ---------           ---------
                                                                            87,142               148,650             255,888
                                                                         ---------             ---------           ---------
         Net income                                                       $138,068              $ 26,731            $419,743
                                                                         =========             =========           =========
  Occupied %                                                                   100%                  100%                100%
                                                                         =========             =========           =========
  Partnership's ownership %                                                  11.25%                    0%              11.25%
                                                                         =========             =========           =========

  Cash distribution to the Partnership                                    $ 25,526              $      0            $ 77,299
                                                                         =========             =========           =========
  Net income allocated to the Partnership                                 $ 14,649              $      0            $ 44,702
                                                                         =========             =========           =========

On July 21, 1998, the Fremont Joint Venture acquired a two-story warehouse and office building containing approximately 58,424 rentable square feet on a 3.05-acre tract of land in Fremont, California, for a purchase price of $8,900,000, excluding acquisitions costs.

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

Since the Fairchild Building was purchased in July of 1998, comparable income and expense figures for the prior year cover only three months. Other operating expenses at September 30, 1998 include interest expense incurred prior to the inclusion of the Fund X-XI Joint Venture into the Fremont Joint Venture on October 6, 1998.

                                                                            Three Months           Two Months         Nine Months
                                                                                Ended                 Ended              Ended
                  Cort Building/                                            September 30,         September 30,       September 30,
            Wells/Orange County Joint Venture                                   1999                  1998                1999
--------------------------------------------------------                 --------------------  ------------------  ----------------
 Revenues:
   Rental income                                                         $  198,885            $   133,857         $   596,656
                                                                         --------------------  ------------------  ----------------
 Expenses:
   Depreciation                                                              46,641                 45,288             139,923
   Management and leasing expenses                                            7,590                  5,144              22,770
   Other operating expenses                                                   5,993                 29,700              19,446
                                                                         --------------------  ------------------  ----------------
                                                                             60,224                 80,132             182,139
                                                                         --------------------  ------------------  ----------------
          Net income                                                     $  138,661            $    53,725         $   414,517
                                                                         ====================  ==================  ================

 Occupied %                                                                     100%                   100%                100%
                                                                         ====================  ==================  ================

 Partnership's ownership %                                                     35.1%                  35.1%               35.1%
                                                                         ====================  ==================  ================

 Cash distribution to the Partnership                                    $   57,557            $    27,399         $   172,192
                                                                         ====================  ==================  ================

 Net income allocated to the Partnership                                 $   48,670            $    14,208         $   145,495
                                                                         ====================  ==================  ================

On July 31, 1998, the Cort Joint Venture acquired a one-story office and warehouse building containing approximately 52,000 rentable square feet on a 3.65-acre tract of land in Fountain Valley, California (the "Cort Building") for a purchase price of $6,400,000, excluding acquisitions costs.

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

Since the Cort Building was purchased on July 31, 1998, comparable income and expense figures for the prior year covered only the two-month period ended September 30, 1998. Other operating expenses at September 30, 1998 include interest expense incurred prior to the inclusion of the Fund X-XI Joint Venture into the Cort Joint Venture on September 1, 1998.

PART II.  OTHER INFORMATION

ITEM 6 (b.)  NO REPORTS ON FORM 8-K WERE FILED DURING THE THIRD QUARTER OF 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  WELLS REAL ESTATE FUND X, L.P.
                                                  (Registrant)





Dated:  November 10,1999  By:  /s/ Leo F. Wells, III
                               ---------------------
                          Leo F. Wells, III, as Individual
                          General Partner, and as President,
                          and Chief Financial Officer
                          of Wells Capital, Inc., the
                          General Partner of Wells Partners, L.P.