Form 10-K
period 1999-12-31
WELLS REAL ESTATE FUND X L P
filed 2000-03-27
CIK 1018215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended               December 31, 1999                     or
                          ---------------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

For the transition period from to  ________________  to  ________________
Commission file number             0-23719

                        Wells Real Estate Fund X, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Georgia                                             58-2250093
------------------------------------------------       ----------------------------------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer Identification Number)
organization)


6200 The Corners Parkway, Norcross, Georgia                             30092
------------------------------------------------       ----------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code               (770) 449-7800
                                                       ----------------------------------------
Securities registered pursuant to Section 12 (b) of
the Act:

           Title of each class                           Name of exchange on which registered
------------------------------------------------       ----------------------------------------
                NONE                                                     NONE
------------------------------------------------       ----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 CLASS A UNITS
--------------------------------------------------------------------------------
                               (Title of Class)

                                 CLASS B UNITS
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ___
    ---

Aggregate market value of the voting stock held by nonaffiliates: Not Applicable
                                                                  --------------

                                    PART I




ITEM 1.  BUSINESS

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

On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Status Units, and 596,792 Class B Status Units, held by a total of 1,593 and 219 Limited Partners respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in Acquisition and Advisory Fees and expenses, payment of $4,069,338 in selling commissions and organization and offering expenses, investment of $18,420,164 in the Fund IX-X-XI-REIT Joint Venture and investment of $3,296,233 in the Fund X-XI Joint Venture as of December 31, 1999, the Partnership was holding net offering proceeds of $258,020 available for investment in properties.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1999.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

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


ITEM 2.  PROPERTIES

As of December 31, 1999, the Partnership owned interests in properties through its ownership in the following joint ventures: Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), and Fund X-XI Associates, a joint venture among the Partnership and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"). Wells Operating Partnership, L.P. is a Delaware Limited Partnership having Wells Real Estate Investment Trust, Inc., (the "Wells REIT") a Maryland corporation, as its General Partner.

As of December 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (ii) a two-story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iii) a three-story office building located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building") which is owned by Fund IX-X-XI-REIT Joint Venture, (iv) a one-story warehouse facility located in Ogden, Utah ("Iomega Corporation Building") which is owned by Fund IX-X-XI-REIT Joint Venture, (v) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a one-story office and warehouse building located in Fountain Valley, California (the "CORT Building"), which is owned by a joint venture (the "CORT Joint Venture") between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P., and (vii) a two-story warehouse and office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Joint Venture, a joint venture between Fund X-XI Joint Venture and Wells Operating Partnership, L.P.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1999, assuming no exercise of renewal options or termination rights:

                                                           Partnership      Percentage      Percentage
                  Number                                     Share of        of Total        of Total
  Year of           of         Square       Annualized      Annualized        Square        Annualized
   Lease          Leases        Feet        Gross Base      Gross Base         Feet         Gross Base
 Expiration      Expiring     Expiring       Rent (1)        Rent (1)        Expiring          Rent
------------    ----------   ----------    ------------  ---------------   ------------    ------------
   2000              0               0      $        0     $        0            0.0%          0.0%
   2001              2          20,739         328,620        115,346            4.1           5.5
   2002              3          12,606         256,980         90,200            2.5           4.4
   2003(2)           2          69,146       1,072,828        376,563           13.4          18.1
   2004(3)           1          58,424         902,946        316,934           11.3          15.2
   2005(4)           1         106,750       1,027,320        360,589           20.7          17.3
   2007(5)           1          81,823       1,060,026        372,069           15.9          17.9
   2008(6)           1          57,186         583,020        204,640           11.1           9.8
   2009(7)           1         108,250         696,876        244,603           21.0          11.8
                ----------   ----------    ------------  ---------------   ------------    ------------
                    12         514,924      $5,928,616     $2,080,944          100.0%        100.0%
                ==========   ==========    ============  ===============   ============    ============

         (1)  Average monthly gross rent over the life of the lease, annualized.
         (2)  Expiration of CORT Furniture lease, Fountain Valley, California.
         (3)  Expiration of Fairchild lease, Freemont, California.
         (4)  Expiration of Ohmeda lease, Louisville, Colorado.
         (5)  Expiration of ABB lease, Knoxville, Tennessee.
         (6)  Expiration of Lucent Technologies lease, Oklahoma City, Oklahoma.
         (7)  Expiration of Iomega lease, Ogden, Utah.

      Fund IX, Fund X, Fund XI and REIT Joint Venture

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

      The Fund IX-X Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture had previously acquired and owned the following three properties: (i) the ABB Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Lucent Technologies Building located in Oklahoma City, Oklahoma County, Oklahoma. On July 1, 1998, the Partnership contributed the Iomega building located in Ogden, Weber County, Utah to the Fund IX-X-XI-REIT Joint Venture.

      As of December 31, 1999, the Partnership had contributed $21,716,397 and held an approximate 48.3% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December 31, 1999 Wells Fund IX had an approximate 39.1% equity interest, Wells Fund XI had an approximate 8.9% equity interest, and Wells OP held an approximate 3.7% equity interest in the Fund IX-X-XI-REIT Joint Venture.

      The ABB Building

      On March 20, 1997, the Fund IX-X Joint Venture began construction on a three-story office building containing approximately 83,520 rentable square feet (the "ABB Building") on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee. The land purchase and construction costs, totaling approximately $8,012,711 were funded by capital contributions of $3,835,000 by the Partnership, and $4,177,711 by Wells Fund IX.

      ABB Environmental Systems, a subsidiary of ABB, Inc., has executed its lease space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing In December, 1997, ABB has the option under its lease to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

      Commencing December 1, 1999, ABB Environmental exercised its right of first refusal to lease an additional 23,992 square feet of space vacated by the Associates in September 1999. This addition increases their rentable floor area from 57,831 square feet to 81,823 square feet. ABB will pay base rent at the same terms and conditions of their original lease.

      It is currently anticipated that the remaining cost to complete this project which includes the final buildout of remaining space will be approximately $89,000, which will be contributed by Wells Fund IX. The average effective annual rental per square foot at the ABB Building was $11.82 for 1999, $9.97 for 1998, and $8.16 for 1997, the first year of occupancy. The occupancy rate at year end was 98% for 1999, 95% for 1998, and 67% for 1997.

      Ohmeda Building

      On February 13, 1998, Fund IX-X Joint Venture acquired a two story office building that was completed in 1988 with approximately 106,750 rentable square feet (the "Ohmeda Building") on a 15-acre tract of land located in Louisville, Boulder County, Colorado from Lincor Centennial Ltd., a Colorado limited partnership. The purchase price for the Ohmeda Building was $10,325,000. The Fund IX-X Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees and other closing costs. As of December 31, 1999, the Partnership had contributed $6,900,878, Wells Fund IX had contributed $3,460,192 to this project.

      The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease dated February 26, 1987, as amended by First Amendment to Lease dated December 3, 1987, as amended by Second Amendment to Lease dated October 20, 1997 (the "Lease") with Ohmeda, Inc., a Delaware corporation. The lease was assigned to the Joint Venture at the closing. The lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda's right to extend the lease for two additional five-year periods of time at the then current market rental rates.

      The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building during the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundation, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

      The average effective annual rental per square foot at the Ohmeda Building was $9.62 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

      360 Interlocken Building

      On March 20, 1998 the IX-X Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet (the "360 Interlocken Building") on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000 excluding acquisition costs. The project was funded by capital contributions of $1,632,534 by the Partnership and $6,642,466 by Wells Fund IX.

      The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contain 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

      As stated, the entire third floor of the Interlocken building containing 19,229 rentable square feet is currently under lease to Transecon and expires in October 2001, subject to Transecon's right to extend for one additional term of five years upon 180 days' notice. The monthly lease rent payable under the Transecon lease is approximately $24,000 for the initial term of the lease. Under the lease, Transecon is responsible for its share of utilities, taxes, insurance, and other operating expenses with respect to the Interlocken building. In addition, Transecon has a right of first refusal under the lease for any second floor space proposed to be leased by the landlord.

      The entire second floor of the Interlocken building containing 17,146 rentable square feet is currently under lease to ODS and expires in September 2003 subject to ODS's right to extend for one additional term of three years. The monthly lease rent payable under the ODS lease is $22,100 through January 1998; $22,150 through January 1999; $22,600 through January 2000; $23,100 through January 2001; $23,550 through January 2002; $24,050 through January 2002 and $24,550 through September, 2003. The rental payments to be made by the tenant under the ODS lease are also secured by the assignment of a $275,000 letter of credit which may be drawn upon by the landlord in the event of a tenant default under the lease. Under the lease, ODS is responsible for its share of utilities taxes, insurance and other operating costs with respect to the Interlocken building.

      The average effective annual rental per square foot at the 360 Interlocken Building was $15.97 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

      Lucent Technologies Building

      On May 30, 1997, the Fund IX-X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Lucent Technologies Building"). On June 24, 1998, the Fund IX-X Joint Venture purchased this property for a purchase price of $5,504,276. The purchase price was funded by capital contributions of $950,392 by the Partnership, $657,804 by Fund IX, $2,482,810 by Fund XI and $1,421,466 by Wells OP.

      Lucent Technologies, has occupied the entire Lucent Technologies Building. The initial term of the lease is ten years commencing January 5, 1998. Lucent Technologies has the option to extend the initial term of the lease for two additional five-year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installments of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extendable term will be at market rental rates. In addition to the base rent, Lucent Technologies will be required to pay additional rent equal to its share of operating expenses during the lease term.

      The average effective annual rental per square foot at the Lucent Technologies Building was $10.19 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

      Iomega Building

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

      The average effective annual rental per square foot at the Iomega Building was $5.18 for 1999 and $4.60 for 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

      Fund X-XI Joint Venture

      On July 17, 1998 the Partnership and Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund X and Fund XI Associates (the "Fund X-Fund XI Joint Venture"). The investment objectives of Wells Fund XI are substantially identical to those of the Partnership. As of December 31, 1999 the Partnership had contributed $3,296,233 and Wells Fund XI had contributed $2,398,767 for total contributions of $5,695,000 to the Fund X-Fund XI Joint Venture. At this time, the Partnership's equity interest in the Fund X-Fund-XI Joint Venture is approximately 58% and the Wells Fund XI's equity interest in the Fund X-Fund-XI Joint Venture is approximately 42%.

      Wells/Fremont Joint Venture-Fairchild Building

      On July 15, 1998, Wells OP entered into a joint venture agreement known as Wells/Fremont Associates ("Fremont Joint Venture") with Wells Development Corporation, a Georgia Corporation ("Wells Development"). Wells Development is an affiliate of the Partnership and its General Partners. On July 21, 1998, the Fremont Joint Venture acquired the Fairchild Building, a 58,424 square-foot warehouse and office building located in Fremont, California, for a purchase price of $8,900,000 plus acquisition expenses of approximately $60,000. The Partnership contributed $1,000,000 and Wells Fund XI contributed $1,000,000 towards the purchase of this building.

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

      On July 17,1998, a joint venture between Wells Fund X and Fund XI (the "Fund X-XI Joint Venture") entered into an agreement for the purchase and sale of Wells Development's interest in the Fremont Joint Venture.

      On October 8, 1998, the Fund X-XI Joint Venture exercised its rights under the Fremont Joint Venture contract and purchased Wells Development's interest in the Fremont Joint Venture and became partner with Wells OP in the ownership of the Fairchild Building. As of December 31, 1999, Wells OP had contributed $6,983,110 and held an approximate 78% equity percentage interest in the Fremont Joint Venture, and Fund X-XI had contributed $2,000,00 and held an approximate 22% equity percentage interest in the Fremont Joint Venture.

      The average effective annual rental per square foot at the Fairchild Building was $15.46 for 1999 and 1998 the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

      Wells/Orange County Joint Venture-Cort Building

      In July of 1998, Wells OP entered into a joint venture agreement known as Wells/Orange County Associates ("Cort Joint Venture") with Wells Development Corporation. On July 31, 1998, the Cort Joint Venture acquired the Cort Building for a purchase price of $6,400,000 plus acquisition expenses of approximately $150,000. The Partnership contributed $2,296,233, Wells Fund XI contributed $1,398,767 and Wells OP contributed $2,871,430.

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

      On July 30, 1998, the Fund X-XI Joint Venture entered into an agreement for the purchase and sale of Wells Development's interest in the Cort Joint Venture. On September 1, 1998, the Fund X-XI Joint Venture exercised its rights under the Cort JV Contract and purchased Wells Development's interest in the Cort Joint Venture and became a joint venture partner with Wells OP in the ownership of the Cort Building.

      As of December 31, 1999, Wells OP had made total capital contributions of $2,871,430 and held an approximate 44% equity percentage interest in the Cort Joint Venture and, Fund X-XI Joint Venture, had contributed $3,695,000 and held an approximate 56% equity percentage interest in the Cort Joint Venture.

      The average effective annual rental per square foot at the Cort Building was $15.30 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.


ITEM 3.  LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Limited Partners for the year 1999.

                                     PART II




ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.

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

Class A status Limited Partners are entitled to a distribution from net Cash from operations, as defined in the partnership agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of net cash from Operations distributed. Thereafter, the Limited Partners holding Class A status units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No net cash from operations will be distributed to Limited Partners holding Class B Status Units. Holders of Class A Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, and amortization deductions. These deductions will be allocated to the Class B status units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 1999.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during 1998 and 1999 were as follows:

                                                Per Class A Status Unit
                                  ---------------------------------------------------------
        Distribution for          Total Cash        Investment    Return of      General
         Quarter Ended            Distributed         Income       Capital       Partner
                                  -----------       ----------    ---------      ----------
March 31, 1998                     $252,018           $0.12         $0.00          $0.00
June 30, 1998                       424,087            0.20          0.00           0.00
September 30, 1998                  436,659            0.21          0.00           0.00
December 31, 1998                   531,999            0.25          0.00           0.00
March 31, 1999                      535,660            0.25          0.00           0.00
June 30, 1999                       496,960            0.23          0.00           0.00
September 30, 1999                  512,766            0.24          0.00           0.00
December 31, 1999                   508,704            0.23          0.00           0.00

The fourth quarter distribution was accrued for accounting purposes in 1999, and was not actually paid to Limited Partners until February, 2000. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status Units will continue in 2000 at a level at least comparable with 1999 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA

The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on February 4, 1997, and accordingly, there is no comparative financial data available from prior fiscal years.

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997:


                                                                          1999            1998            1997
                                                                       -----------     -----------     -----------
Total assets                                                           $22,137,122     $23,016,105     $23,716,744
Total revenues                                                           1,309,281       1,204,597         372,507
Net income                                                               1,192,318       1,050,329         278,025
Net loss allocated to General Partners                                           0            (338)           (162)
Net income allocated to Class A Limited Partners                         2,084,229       1,779,191         302,862
Net loss allocated to Class B Limited Partners                            (891,911)       (728,524)        (24,675)
Net income per weighted average (1) Class A Limited Partner unit       $      0.97     $      0.85     $      0.28
Net loss per weighted average (1) Class B Limited Partner unit               (1.60)          (1.23)          (0.09)
Cash distribution per weighted average (1) Class A Limited
   Partner unit investment income                                             0.95            0.78            0.27
Return of Capital                                                             0.00            0.00            0.00

         (1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

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

Results of Operations and Changes in Financial Conditions

General

The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997 at which time the Partnership had sold 2,116,099 Class A Status Units and 596,792 Class B Status Units, held by a total of 1,588 and 218 Class A and Class B Limited Partners, respectively, for total Limited Partner contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees, payment of $4,069,338 in selling commissions and organization and offering expenses, investment of $18,420,164 in the Fund IX-X-XI-REIT Joint Venture, and investment of $3,296,233 in the Fund X-XI Joint Venture as of

December 31, 1999, the Partnership was holding net offering proceeds of $258,020 available for investment in properties.

Gross revenues of the Partnership were $1,309,281, $1,204,597, and $372,507 for the twelve months ended December 31, 1999, 1998, and the eleven months ended December 31, 1997, respectively, and were attributable primarily to increased income from joint ventures as a result of increased investments in joint ventures as a result of increased investments in joint ventures. Negative equity in income of joint ventures of $10,035 for 1997 was due primarily to depreciation and other operating expenses combined with the fact that ABB moved into the building in late December 1997.

Expenses of the Partnership were $116,963, $154,268, and $94,482 for the twelve months ended December 31, 1999, 1998, and the eleven months ended December 31, 1997, respectively, and consisted primarily of legal, accounting, deprecation and partnership administrative costs. Net income of the Partnership was $1,192,318 for the twelve months ended December 31, 1999, $1,050,329 for the twelve months ended December 31, 1998, and $278,025 for the twelve months ended December 31, 1997. The Partnership made cash distributions of investment income to Limited Partners holding Class A Status Units of $0.95 per Class A Status Unit for the years ended December 31, 1999, $0.78 per Class A Status Unit for the year ended December 31, 1998 and $0.27 per Class A Status Unit for the year ended December 31, 1997. The General Partners anticipate distributions per unit to Limited Partners holding Class A Status Units will continue in 2000 at a level at least comparable with 1999 cash distributions on an annual basis. Distributions accrued for the fourth quarter of 1999 to the Limited Partners holding Class A Status Units were paid in February 2000. No cash distributions were made to Limited Partners holding Class B Status Units.

Property Operations

As of December 31, 1999, the Partnership owned an interest in the following operational properties:

               The ABB Building/Fund IX-X-XI-REIT Joint Venture


                                                                           For the                    One Month
                                                                         Year Ended                     Ended
                                                                         December 31                  December 31
                                                                -------------------------------    -----------------
                                                                    1999              1998               1997
                                                                -----------        ------------     ----------------
 Revenues:
    Rental income                                               $   987,327           $836,746         $ 28,512
    Interest income                                                  58,768             20,192                0
                                                                -----------        -----------      -----------
                                                                  1,046,095            856,938           28,512
                                                                -----------        -----------      -----------
Expenses:
    Depreciation                                                    537,799            475,020           36,863
    Management and leasing expenses                                 120,325            107,338            1,711
    Operating costs, net of reimbursements                           (2,532)           (40,641)          10,118
                                                                -----------        -----------      -----------
                                                                    655,592            541,717           48,692
                                                                -----------        -----------      -----------
Net income (loss)                                               $   390,503           $315,221         $(20,180)
                                                                ===========        ===========      ===========

Occupied percentage                                                      98%                95%              67%
                                                                ===========        ===========      ===========

Partnership ownership percentage in the Fund IX-X-XI-REIT
    Joint Venture                                                      48.3%              49.7%            49.7%
                                                                ===========        ===========      ===========

Cash distribution to the Partnership                            $   453,176           $348,585       $        0
                                                                ===========        ===========      ===========

Net income (loss) allocated to Partnership                      $   190,167           $154,394       $  (10,035)
                                                                ===========        ===========      ============


Rental income increased in 1999 over 1998 due primarily to the increased occupancy level of the property. Other operating expenses were negative for 1999 and 1998 due to an offset of tenant reimbursements in operating costs, as well as management and leasing reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. Total expenses increased for 1999 over 1998 due to increased depreciation and management and leasing fees as the building was leased up.

Cash distributions and net income allocated to the Partnership increased in 1999 over prior year levels due to the lease up of the project. The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999 as compared to 1998 due to additional funding by Wells Fund XI to the Fund IX-X-XI-REIT Joint Venture in 1999. The ABB Building incurred property taxes of $47,616 for 1999 and $36,771 for 1998. It is currently anticipated that Wells Fund IX will contribute approximately $89,000 to complete the building.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 3. For additional information on tenants, etc. refer to Item 2, Properties, page 3

       The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture

                                                                                  For the          Seven Months
                                                                                Year Ended            Ended
                                                                                December 31,       December 31,
                                                                                   1999                1998
                                                                               ------------       -------------
Revenues:
    Rental income                                                                  $583,009           $ 291,508
                                                                               ------------       -------------

Expenses:
    Depreciation                                                                    183,204             106,871
    Management and leasing expenses                                                  21,479              11,281
    Other operating expenses, net of reimbursements                                  15,809               9,883
                                                                               ------------       -------------
                                                                                    220,492             128,035
                                                                               ------------       -------------
Net income                                                                         $362,517           $ 163,473
                                                                               ============       =============

Occupied percentage                                                                     100%                100%
                                                                               ============       =============

Partnership's ownership percentage in the Fund IX-X-XI-REIT Joint Venture              48.3%               49.7%
                                                                               ============       =============

Cash distribution to the Partnership                                               $242,955           $ 177,682
                                                                               ============       =============

Net income allocated to the Partnership                                            $176,267           $  80,936
                                                                               ============       =============

The Lucent Technologies Building was completed in January 1998 with Lucent Technologies occupying the entire building. Under the terms of the lease, the tenant is responsible for all utilities, property taxes, and other operating expenses.

Since the Lucent Technologies Building was purchased by the IX-X-XI REIT Joint Venture in June 1998, comparable income and expense figures for the prior year are available for only seven months.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

              The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                                                  For the          Eleven Months
                                                                                Year Ended             Ended
                                                                               December 31,        December 31,
                                                                                   1999                1998
                                                                               -------------       ------------
Revenues:
    Rental income                                                                 $1,027,314           $898,901
                                                                               -------------       ------------

Expenses:
    Depreciation                                                                     326,304            299,122
    Management and leasing expenses                                                   46,911             41,688
    Other operating expenses, net of reimbursements                                  (15,183)             2,863
                                                                               -------------       ------------
                                                                                     358,032            343,663
                                                                               -------------       ------------
Net income                                                                        $  669,282           $555,238
                                                                               =============       ============
Occupied percentage                                                                      100%               100%
                                                                               =============       ============

Partnership's ownership percentage in the Fund IX-X-XI-REIT Joint Venture               48.3%              49.7%
                                                                               =============       ============

Cash distribution to the Partnership                                             $   472,912           $405,054
                                                                               =============       ============

Net income allocated to the Partnership                                          $   325,357           $271,294
                                                                               =============       ============

The entire Ohmeda Building is currently under a net lease with Ohmeda, Inc. and was assigned to the Fund IX-X-XI-REIT Joint Venture at closing. The lease currently expires in January 2005. The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890,83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance, and other operating costs with respect to the Ohmeda Building In addition, Ohmeda is required to pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building.

Since the Ohmeda Building was purchased in February, 1998, comparative income and expense figures are available for only 11 months of the prior year. Other operating expenses are negative due to tenant reimbursements reflected in this category which includes management and leasing expense reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. The Ohmeda Building incurred property taxes of $249,707 for 1999 and $143,962 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                                                                   For the            Ten Months
                                                                                 Year Ended              Ended
                                                                                December 31,          December 31,
                                                                                    1999                  1998
                                                                                -------------         ------------
Revenues:
    Rental income                                                                   $829,827          $665,405
    Interest income                                                                        0               246
                                                                                    --------          --------
                                                                                     829,827           665,651
                                                                                    --------          --------
Expenses:
    Depreciation                                                                     286,680           238,299
    Management and leasing expenses                                                   73,129            55,130
    Other operating expenses, net of reimbursements                                   42,431           (55,654)
                                                                                    --------          --------
                                                                                     402,240           237,775
                                                                                    --------          --------
Net income                                                                          $427,587          $427,876
                                                                                    ========          ========

Occupied percentage                                                                      100%              100%
                                                                                    ========          ========
Partnership's ownership percentage in the Fund IX-X-XI-REIT Joint Venture               48.3%             49.7%
                                                                                    ========          ========
Cash distribution to the Partnership                                                $344,368          $308,024
                                                                                    ========          ========
Net income allocated to the Partnership                                             $207,897          $205,189
                                                                                    ========          ========

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are available for only ten months. Other operating expenses for 1998 are negative due to an offset of tenant reimbursements in operating costs as well as management and leasing reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. The 360 Interlocken Building incurred property taxes of $244,025 for 1999 and 96,747 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                                                                   For the           Nine Months
                                                                                  Year Ended            Ended
                                                                                 December 31,        December 31,
                                                                                     1999                1998
                                                                                -------------       -------------
Revenues:
    Rental income                                                                   $560,906            $373,420
                                                                                ------------        ------------
Expenses:
    Depreciation                                                                     204,925             145,975
    Management and leasing expenses                                                   24,295              23,058
    Other operating expenses, net of reimbursements                                    9,368              (4,579)
                                                                                ------------        ------------
                                                                                     238,588             164,454
                                                                                ------------        ------------
Net income                                                                          $322,318            $208,966
                                                                                ============        ============
Occupied percentage                                                                      100%                100%
                                                                                ============        ============

Partnership's ownership percentage in the Fund IX-X-XI-REIT Joint Venture               48.3%               49.7%
                                                                                ============        ============
Cash distribution to the Partnership                                                $248,695            $229,459
                                                                                ============        ============
Net income allocated to the Partnership                                             $156,627            $138,871
                                                                                ============        ============

Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the prior year are available for only nine months. Other operating expenses for 1998 are negative due to tenant reimbursements reflected in this category which includes management and leasing expense reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. The Iomega Building incurred property taxes of $73,020 for 1999 and 44,559 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                    Wells/Fremont Joint Venture (Fairchild)

                                                                  For the            Six Months
                                                                 Year Ended            Ended
                                                                December 31,        December 31,
                                                                    1999                1998
                                                               -------------       -------------
Revenues:
    Rental income                                                   $902,946           $401,058
    Interest income                                                        0              3,896
                                                               -------------       ------------
                                                                     902,946            404,954
                                                               -------------       ------------
Expenses:
    Depreciation                                                     285,526            142,720
    Management and leasing expenses                                   37,355             16,726
    Interest expense                                                       0             73,919
    Other operating expenses, net of reimbursements                   20,891              9,670
                                                               -------------       ------------
                                                                     343,772            243,035
                                                               -------------       ------------
Net income                                                          $559,174           $161,919
                                                               =============       ============
Occupied percentage                                                      100%               100%
                                                               =============       ============
Partnership's ownership percentage                                      12.8%              12.8%
                                                               =============       ============
Cash distribution to the Partnership                                $ 85,984           $ 21,314
                                                               =============       ============
Net income allocated to the Partnership                             $ 59,581           $ 19,724
                                                               =============       ============

The Partnership owns 58% in the Fund X-XI Joint Venture but owns 12.18% in the Fairchild Building.

On July 21, 1998, the Wells/Fremont Joint Venture acquired a two-story warehouse and office building containing approximately 58,424 rentable square feet on a
3.05 acre tract of land in Fremont, California (the "Fremont Building") for a purchase price of $8,900,000 excluding acquisition costs.

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

Since the Fremont Building was purchased in July of 1998, comparable income and expense figures for the prior year are not available. For further information, refer to Item 2. Properties.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                       Wells/Orange County Joint Venture

                                                                                    For the          Five Months
                                                                                  Year Ended            Ended
                                                                                 December 31,        December 31,
                                                                                     1999               1998
                                                                                -------------      --------------
Revenues:
    Rental income                                                                   $795,545            $331,477
    Interest income                                                                        0                 448
                                                                                ------------       -------------
                                                                                     795,545             331,925
                                                                                ------------       -------------
Expenses:
    Depreciation                                                                     186,565              92,087
    Management and leasing expenses                                                   30,360              12,734
    Interest expense                                                                       0              29,472
    Other operating expenses, net of reimbursements                                   27,667               6,218
                                                                                ------------       -------------
                                                                                     244,592             140,511
                                                                                ------------       -------------
Net income                                                                          $550,953            $191,414
                                                                                ============       =============
Occupied percentage                                                                      100%                100%
                                                                                ============       =============
Partnership's ownership percentage                                                      32.5%               32.5%
                                                                                ============       =============
Cash distribution to the Partnership                                                $246,038            $ 94,903
                                                                                ============       =============
Net income allocated to the Partnership                                             $193,385            $ 40,656
                                                                                ============       =============


The Partnership owns 58% of the Fund X-XI Joint Venture but owns 32.5% of the Cort Building.

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

Since the Cort Building was purchased in July 1988, comparable income and expense figures for the prior year are available for only five months. The tenant is responsible for property taxes.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.


Liquidity and Capital Resources

The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. The Partnership terminated its offering on December 30, 1997, the

Partnership raised $27,128,912 in capital through the sale of 2,712,892 units. After payment of $1,085,157 in Acquisition and Advisory fees and expenses, payment of $4,069,338 in selling commissions and organizational and offering expenses and the investment by the Partnership of $21,716,397 in the Fund IX-Fund X Joint Venture, as of December 31, 1999, the Partnership was holding net offering proceeds of approximately $258,020 available for investment in properties.

The Partnership's net cash (used in) provided by operating activities decreased to ($99,862) in 1999 as compared to $300,019 for 1998 and $200,668 for 1997. Net cash provided by investing activities of $2,175, 915 in 1999 is primarily the result of distributions received from the joint ventures. Net cash used in investing activities for 1998 and 1997 of $16,726,221 and $5,188,485 respectively is primarily the result of the payment of acquisition and advisory fees and the investment in joint ventures. Net cash used in financing activities was $2,067,801 for 1999 and $1,707,768 for 1998 compared to $23,391,449 provided by financing activities in 1997, which was the result of the issuance of limited partner units.

The Partnership's distributions to holders of Class A Status Units for the 4th quarter ended December 31, 1999 have been paid in February 2000 from investment income. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 1999. No cash distributions were paid to holders of Class B Status Units in 1999.

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

Year 2000 Compliance

The Partnership made the transition into the year 2000 without any information systems, business operations, or facilities related system problems. Management believes that there are no other Y2K related issues that may require disclosure.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements of the Registrant and supplementary data are detailed under Item 14 (a)and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership's accountants or other reportable events during 1999.


              (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                   PART III



ITEM 10.     GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Partners, L.P.

Wells Partners, L.P. is a private Georgia limited partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia Corporation. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 56 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.


ITEM 11.     COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 1999.

                            Cash Compensation Table

                 (A)                                     (B)                                      (C)
          Name of Individual                  Capacities in Which Served                         Cash
          or Number in Group                     Form of Compensation                        Compensation
--------------------------------------  --------------------------------------  --------------------------------------
                                         Property Manager-Management and
Wells Management Company, Inc.           Leasing Fees                                         $132,731(1)

     (1) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns the ABB Property for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1999, but not actually paid until January, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2000.

          (1)                       (2)                           (3)                          (4)
                                  Name of                Amount and Nature of
     Title of Class           Beneficial Owner           Beneficial Ownership            Percent of Class
------------------------  ------------------------  -------------------------------  ------------------------
Class A status units      Leo F. Wells, III         110.036 Units (IRA 491(k) Plan   Less than 1%

No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 1999.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lessor of (A)(i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area.

Wells Management Company, Inc. accrued $132,731 in cash compensations for the year ended December 31, 1999.

Real Estate Commissions.

In connections with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the transactions involving comparable properties in the same geographic area or
(B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted captial contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1999.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(b)      No reports on Form 8-K were filed with the Commission during 1999.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)      See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2000.

                                   Wells Real Estate Fund X, L.P.
                                   (Registrant)



                                   By:    /s/Leo F. Wells, III
                                          --------------------------------------
                                          Leo F. Wells, III

                                   Individual General Partner and as President and Chief Financial Officer of Wells Capital, Inc., the Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


       Signature                     Title                        Date
--------------------------   ------------------------     ----------------------



/s/Leo F. Wells, III
--------------------------
Leo F. Wells, III            Individual General Partner,  March 27, 2000
                             President and Sole Director
                             of Wells Capital, Inc., the
                             Corporate General Partner


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                          INDEX TO FINANCIAL STATEMENTS


                                Financial Statements                                               Page
---------------------------------------------------------------------------------------------     -------
Independent Auditors' Report                                                                         F2

Balance Sheets as of December 31, 1999 and 1998                                                      F3

Statements of Income for the Years ended December 31, 1999, 1998, and 1997                           F4

Statements of Partners' Capital for the Years Ended December 31, 1999, 1998, and 1997                F5

Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997                       F6

Notes to Financial Statements for December 31, 1999, 1998, and 1997                                  F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund X, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND X, L.P. (a Georgia public limited partnership) as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on those financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund X, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 20, 2000

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998

                                    ASSETS

                                                                      1999             1998
                                                                  -------------    -------------
INVESTMENT IN JOINT VENTURES                                       $21,341,949      $22,127,276

CASH AND CASH EQUIVALENTS                                              278,514          270,262

DUE FROM AFFILIATES                                                    498,296          579,603

DEFERRED PROJECT COSTS                                                  18,363           18,363

ORGANIZATIONAL COSTS, less accumulated
  amortization of $31,250 in 1999 and $12,500 in 1998                        0           18,750

PREPAID EXPENSES AND OTHER ASSETS                                            0            1,851
                                                                   -----------      -----------
           Total assets                                            $22,137,122      $23,016,105
                                                                   ===========      ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable                                                 $         0      $     3,500
  Partnership distributions payable                                    518,288          532,000
                                                                   -----------      -----------
           Total liabilities                                           518,288          535,500
                                                                   -----------      -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Limited partners:
    Class A--2,166,966 units and 2,125,804 units as of
      December 31, 1999 and 1998, respectively                      18,553,200       18,227,829
    Class B--545,925 units and 587,087 units as of
      December 31, 1999 and 1998, respectively                       3,065,634        4,252,776
                                                                   -----------      -----------
           Total partners' capital                                  21,618,834       22,480,605
                                                                   -----------      -----------
           Total liabilities and partners' capital                 $22,137,122      $23,016,105
                                                                   ===========      ===========

     The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                        1999              1998             1997
                                                                    ------------      ------------      -----------
REVENUES:
   Rental income                                                     $        0        $  120,000         $      0
   Equity in income of joint ventures                                 1,309,281           869,555          (10,035)
   Interest income                                                            0           215,042          382,542
                                                                     ----------        ----------         --------
                                                                      1,309,281         1,204,597          372,507
                                                                     ----------        ----------         --------
EXPENSES:
   Partnership administration                                            49,108            56,471           71,554
   Depreciation                                                               0            48,984                0
   Management and leasing fees                                                0             5,603                0
   Operating costs, net of reimbursements                                10,360             2,205                0
   Legal and accounting                                                  28,374            26,820            9,135
   Amortization of organizational costs                                  18,750             6,250            6,250
   Computer costs                                                        10,371             7,935            7,543
                                                                     ----------        ----------         --------
                                                                        116,963           154,268           94,482
                                                                     ----------        ----------         --------
NET INCOME                                                           $1,192,318        $1,050,329         $278,025
                                                                     ==========        ==========         ========

NET LOSS ALLOCATED TO GENERAL PARTNERS                               $        0        $     (338)        $   (162)
                                                                     ==========        ==========         ========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                     $2,084,229        $1,779,191         $302,862
                                                                     ==========        ==========         ========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                       $ (891,911)       $ (728,524)        $(24,675)
                                                                     ==========        ==========         ========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER
   UNIT                                                              $     0.97        $     0.85         $   0.28
                                                                     ==========        ==========         ========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT           $    (1.60)       $    (1.23)        $  (0.09)
                                                                     ==========        ==========         ========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED
   PARTNER UNIT                                                      $     0.95        $     0.78         $   0.27
                                                                     ==========        ==========         ========

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                          Limited Partners                                 Total
                                              -------------------------------------------------------------
                                                             Class A                        Class B            General    Partners'
                                              --------------------------------------  ---------------------
                                                Original      Units         Amount       Units      Amount      Partners    Capital
                                              ------------  ----------  ------------  ---------- ----------  ----------- ----------
BALANCE, December 31, 1996                       $ 100              0             0           0  $        0     $ 500   $       600

    Net income (loss)                                0              0       302,862           0     (24,675)     (162)      278,025
    Partnership distributions                        0              0      (294,309)          0           0         0      (294,309)
    Return of capital                             (100)             0             0           0           0         0          (100)
    Limited partner contributions                    0      2,116,099    21,160,987     596,792   5,967,925         0    27,128,912
    Sales commissions and discounts                  0              0    (2,116,099)          0    (596,792)        0    (2,712,891)
    Other offering expenses                          0              0    (1,033,674)          0    (291,523)        0    (1,325,197)
                                                 -----     ----------   -----------    --------  ----------     -----   -----------
BALANCE, December 31, 1997                           0      2,116,099    18,019,767     596,792   5,054,935       338    23,075,040

    Net income (loss)                                0              0     1,779,191           0    (728,524)     (338)    1,050,329
    Partnership distributions                        0              0    (1,644,764)          0           0         0    (1,644,764)
    Class B conversions                              0          9,705        73,635      (9,705)    (73,635)        0             0
                                                 -----     ----------   -----------    --------  ----------     -----   -----------
BALANCE, December 31, 1998                           0      2,125,804    18,227,829     587,087   4,252,776         0    22,480,605

    Net income (loss)                                0              0     2,084,229           0    (891,911)        0     1,192,318
    Partnership distributions                        0              0    (2,054,089)          0           0         0    (2,054,089)
    Class B conversions                              0         41,162       295,231     (41,162)   (295,231)        0             0
                                                 -----     ----------   -----------    --------  ----------     -----   -----------
BALANCE, December 31, 1999                       $   0      2,166,966   $18,553,200     545,925  $3,065,634     $   0   $21,618,834
                                                 =====     ==========   ===========    ========  ==========     =====   ===========

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                           1999            1998            1997
                                                                         ----------    -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $1,192,318    $  1,050,329   $     278,025
                                                                         ----------    ------------   --------------
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
      Equity in income of joint ventures                                 (1,309,281)       (869,555)         10,035
      Depreciation                                                                0          48,984               0
      Amortization of organizational costs                                   18,750           6,250           6,250
      Changes in assets and liabilities:
         Organizational costs                                                     0               0         (31,250)
         Prepaid expenses and other assets                                    1,851          60,511         (62,392)
         Accounts payable                                                    (3,500)          3,500               0
                                                                         ----------    ------------   --------------
            Total adjustments                                            (1,292,180)       (750,310)        (77,357)
                                                                         ----------    ------------   --------------
            Net cash (used in) provided by operating activities             (99,862)        300,019         200,668
                                                                         ----------    ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in joint ventures                                                   0     (12,506,774)     (3,499,999)
   Distributions received from joint ventures                             2,175,915         886,846               0
   Investment in real estate                                                      0      (5,059,623)              0
   Deferred project costs paid                                                    0         (46,670)     (1,038,486)
   Earnest money deposit                                                          0               0        (650,000)
                                                                         ----------    ------------   --------------
            Net cash provided by (used in) investing activities           2,175,915     (16,726,221)     (5,188,485)
                                                                         ----------    ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners from accumulated earnings                   (2,067,801)     (1,407,043)              0
   Limited partners' contributions                                                0               0      27,128,912
   Sales commissions and discounts paid                                           0        (242,387)     (2,470,504)
   Offering costs paid                                                            0         (58,338)     (1,266,859)
   Return of capital                                                              0               0            (100)
                                                                         ----------    ------------   --------------
            Net cash used in financing activities                        (2,067,801)     (1,707,768)     23,391,449
                                                                         ----------    ------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          8,252     (18,133,970)     18,403,632

CASH AND CASH EQUIVALENTS, beginning of year                                270,262      18,404,232             600
                                                                         ----------    ------------   --------------
CASH AND CASH EQUIVALENTS, end of year                                   $  278,514    $    270,262   $  18,404,232
                                                                         ==========    ============   ==============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

   Deferred project costs contributed to joint ventures                  $        0    $    893,954   $     172,839
                                                                         ==========    ============   ==============
   Contribution of real estate assets to joint venture                   $        0    $  5,010,639   $           0
                                                                         ==========    ============   ==============
   Earnest money deposit applied to investment in joint venture          $        0    $    650,000   $           0
                                                                         ==========    ============   ==============

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     Wells Real Estate Fund X, L.P. (the "Partnership") is a public limited partnership organized on June 20, 1996 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership units. Upon subscription for units, each limited partner must elect whether to have its units treated as Class A units or Class B units. Thereafter, limited partners shall have the right to change their prior election to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a general partner, (d) elect a new general partner, (e) dissolve the Partnership, and (f) approve a sale of assets, subject to certain limitations. A majority vote on any of the described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or which have operating histories. The Partnership commenced operations as of February 4, 1997.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1999.

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

     Cash and Cash Equivalents

     For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1999 and 1998 is computed based on the weighted average number of units outstanding during the period.


2.   DEFERRED PROJECT COSTS

     The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1999 were $1,085,157 and amounted to 4% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture. Deferred project costs at December 31, 1999 and 1998 represent fees not yet applied to properties.


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

4.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 1999 and 1998 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarter of 1999 and 1998:

                                                          1999            1998
                                                        --------        --------
        Fund IX, X, XI, and REIT Joint Venture          $415,764        $497,175
        Fund X and XI Associates                          82,532          82,428
                                                        --------        --------
                                                        $498,296        $579,603
                                                        ========        ========

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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $132,731 and $97,730 for the years ended December 31, 1999 and 1998, respectively, which were paid to Wells Management.

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

5.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 1999 and 1998 is summarized as follows:

                                                              1999                           1998
                                                      -----------------------         ----------------------
                                                        Amount        Percent            Amount      Percent
                                                      -----------     -------         -----------    -------
     Fund IX, X, XI, and REIT Joint Venture           $18,000,869       48%           $18,707,139       50%
     Fund X and XI Associates                           3,341,080       58              3,420,137       58
                                                      -----------                     -----------
                                                      $21,341,949                     $22,127,276
                                                      ===========                     ===========

     The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1999 and 1998:

                                                                                  1999               1998
                                                                               -----------       ------------
     Investment in joint ventures, beginning of year                           $22,127,276       $  3,662,803
     Equity in income of joint ventures                                          1,309,281            869,555
     Contributions to joint ventures                                                     0         19,061,367
     Distributions from joint ventures                                          (2,094,608)        (1,466,449)
                                                                               -----------       ------------
     Investment in joint ventures, end of year                                 $21,341,949       $ 22,127,276
                                                                               ===========       ============

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

     Following are the financial statements for the Fund IX, X, XI, and REIT Joint Venture:

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                Assets

                                                                                   1999              1998
                                                                               ------------       ------------
      Real estate assets, at cost:
          Land                                                                 $  6,698,020       $  6,454,213
          Building and improvements, less accumulated depreciation of
             $2,792,068 in 1999 and $1,253,156 in 1998                           29,878,541         30,686,845
          Construction in progress                                                        0                990
                                                                               ------------       ------------
                    Total real estate assets                                     36,576,561         37,142,048
      Cash and cash equivalents                                                   1,146,874          1,329,457
      Accounts receivable                                                           554,965            133,257
      Prepaid expenses and other assets                                             526,409            441,128
                                                                               ------------       ------------
                    Total assets                                               $ 38,804,809       $ 39,045,890
                                                                               ============       ============

                                               Liabilities and Partners' Capital

      Liabilities:
          Accounts payable                                                     $    704,914       $    409,737
          Due to affiliates                                                           6,379              4,406
          Partnership distributions payable                                         804,734          1,000,127
                                                                               ------------       ------------
                    Total liabilities                                             1,516,027          1,414,270
                                                                               ------------       ------------
      Partners' capital:
          Wells Real Estate Fund IX                                              14,590,626         14,960,100
          Wells Real Estate Fund X                                               18,000,869         18,707,139
          Wells Real Estate Fund XI                                               3,308,403          2,521,003
          Wells Operating Partnership, L.P.                                       1,388,884          1,443,378
                                                                               ------------       ------------
                    Total partners' capital                                      37,288,782         37,631,620
                                                                               ------------       ------------
                    Total liabilities and partners' capital                    $ 38,804,809       $ 39,045,890
                                                                               ============       ============

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                          Statements of Income (Loss)
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                     1999              1998            1997
                                                                  ----------        ----------      ---------
Revenues:
    Rental income                                                 $3,932,962        $2,945,980       $ 28,512
    Interest income                                                  120,080            20,438              0
                                                                  ----------        ----------      ---------
                                                                   4,053,042         2,966,418         28,512
                                                                  ----------        ----------      ---------
Expenses:
    Depreciation                                                   1,538,912         1,216,293         36,863
    Management and leasing fees                                      286,139           226,643          1,711
    Operating costs, net of reimbursements                           (43,501)         (140,506)        10,118
    Property administration expense                                   63,311            34,821              0
    Legal and accounting                                              35,937            15,351              0
                                                                  ----------        ----------      ---------
                                                                   1,880,798         1,352,602         48,692
                                                                  ----------        ----------      ---------
Net income (loss)                                                 $2,172,244        $1,613,816       $(20,180)
                                                                  ==========        ==========      =========

Net income (loss) allocated to Wells Real Estate Fund IX          $  850,072        $  692,116       $(10,145)
                                                                  ==========        ==========      =========

Net income (loss) allocated to Wells Real Estate Fund X           $1,056,316        $  787,481       $(10,035)
                                                                  ==========        ==========      =========

Net income allocated to Wells Real Estate Fund XI                 $  184,355        $   85,352       $      0
                                                                  ==========        ==========      =========

Net income allocated to Wells Operating Partnership, L.P.         $   81,501        $   48,867       $      0
                                                                  ==========        ==========      =========


                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                      Wells Real    Wells Real    Wells Real            Wells            Total
                                        Estate        Estate        Estate            Operating        Partners'
                                        Fund IX       Fund X        Fund XI       Partnership, L.P.     Capital
                                      -----------   -----------   ----------      ----------------    -----------
Balance, December 31, 1996            $         0   $         0   $        0         $           0    $         0
   Net loss                               (10,145)      (10,035)           0                     0        (20,180)
   Partnership contributions            3,712,938     3,672,838            0                     0      7,385,776
                                      -----------   -----------   ----------      ----------------    -----------
Balance, December 31, 1997              3,702,793     3,662,803            0                     0      7,365,596
   Net income                             692,116       787,481       85,352                48,867      1,613,816
   Partnership contributions           11,771,312    15,613,477    2,586,262             1,480,741     31,451,792
   Partnership distributions           (1,206,121)   (1,356,622)    (150,611)              (86,230)    (2,799,584)
                                      -----------   -----------   ----------      ----------------    -----------
Balance, December 31, 1998             14,960,100    18,707,139    2,521,003             1,443,378     37,631,620
   Net income                             850,072     1,056,316      184,355                81,501      2,172,244
   Partnership contributions              198,989             0      911,027                     0      1,110,016
   Partnership distributions           (1,418,535)   (1,762,586)    (307,982)             (135,995)    (3,625,098)
                                      -----------   -----------   ----------      ----------------    -----------
Balance, December 31, 1999            $14,590,626   $18,000,869   $3,308,403         $   1,388,884    $37,288,782
                                      ===========   ===========   ==========      ================    ===========

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997


                                                                     1999               1998             1997
                                                                  ----------        ------------     -----------
Cash flows from operating activities:
    Net income (loss)                                             $2,172,244        $  1,613,816     $    (20,180)
                                                                  ----------        ------------     ------------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation                                            1,538,912           1,216,293           36,863
           Changes in assets and liabilities:
              Accounts receivable                                   (421,708)            (92,745)         (40,512)
              Prepaid expenses and other assets                      (85,281)           (111,818)        (329,310)
              Accounts payable                                       295,177              29,967          379,770
              Due to affiliates                                        1,973               1,927            2,479
                                                                  ----------        ------------     ------------
                 Total adjustments                                 1,329,073           1,043,624           49,290
                                                                  ----------        ------------     ------------
                 Net cash provided by operating
                     activities                                    3,501,317           2,657,440           29,110
                                                                  ----------        ------------     ------------
Cash flows from investing activities:
    Investment in real estate                                       (930,401)        (24,788,070)      (5,715,847)
                                                                  ----------        ------------     ------------
Cash flows from financing activities:
    Distributions to joint venture partners                       (3,820,491)         (1,799,457)               0
    Contributions received from partners                           1,066,992          24,970,373        5,975,908
                                                                  ----------        ------------     ------------
                 Net cash (used in) provided by
                     financing activities                         (2,753,499)         23,170,916        5,975,908
                                                                  ----------        ------------     ------------
Net (decrease) increase in cash and cash equivalents                (182,583)          1,040,286          289,171
Cash and cash equivalents, beginning of year                       1,329,457             289,171                0
                                                                  ----------        ------------     ------------
Cash and cash equivalents, end of year                            $1,146,874        $  1,329,457     $    289,171
                                                                  ----------        ------------     ------------

Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture           $   43,024        $  1,470,780     $    318,981
                                                                  ==========        ============     ============

    Contribution of real estate assets to joint venture           $        0        $  5,010,639     $  1,090,887
                                                                  ==========        ============     ============

Fund X and XI Associates

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

On October 8, 1998, Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Fremont Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Fairchild Building.

On July 27, 1998, the Operating Partnership entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates. On July 31, 1998, Wells/Orange County Associates acquired a 52,000-square-foot warehouse and office building located in Fountain Valley, California, known as the Cort Building.

Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Orange County Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Cort Building.

Following are the financial statements for Fund X and XI Associates:

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998


                                    Assets

                                                                1999             1998
                                                            ----------        ----------
Investment in joint ventures                                $5,760,615        $5,896,921
Due from affiliates                                            142,299           142,120
                                                            ----------        ----------
              Total assets                                  $5,902,914        $6,039,041
                                                            ==========        ==========


                       Liabilities and Partners' Capital

Liabilities:
    Partnership distributions payable                       $   142,299       $   142,120
                                                            -----------       -----------
Partners' capital:
    Wells Real Estate Fund X                                  3,341,081         3,420,137
    Wells Real Estate Fund XI                                 2,419,534         2,476,784
                                                            -----------       -----------
              Total partners' capital                         5,760,615         5,896,921
                                                            -----------       -----------
              Total liabilities and partners' capital       $ 5,902,914       $ 6,039,041
                                                            ===========       ===========

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                             Statements of Income
                for the Years Ended December 31, 1999 and 1998


                                                                                             1999            1998
                                                                                           --------        --------
Equity in income of joint ventures                                                         $436,158        $138,885
Expenses                                                                                          0               0
                                                                                           --------        --------
Net income                                                                                 $436,158        $138,885
                                                                                           --------        --------

Net income allocated to Wells Real Estate Fund X                                           $252,966        $ 82,074
                                                                                           --------        --------

Net income allocated to Wells Real Estate Fund XI                                          $183,192        $ 56,811
                                                                                           ========        ========

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                for the Years Ended December 31, 1999 and 1998


                                                                Wells Real          Wells Real           Total
                                                                  Estate              Estate           Partners'
                                                                  Fund X              Fund XI           Capital
                                                             ----------------     --------------     -------------
Balance, December 31, 1997                                         $        0        $        0        $        0
   Net income                                                          82,074            56,811           138,885
   Partnership contributions                                        3,447,890         2,498,716         5,946,606
   Partnership distributions                                         (109,827)          (78,743)         (188,570)
                                                                   ----------        ----------        ----------
Balance, December 31, 1998                                          3,420,137         2,476,784         5,896,921
   Net income                                                         252,966           183,192           436,158
   Partnership distributions                                         (332,022)         (240,442)         (572,464)
                                                                   ----------        ----------        ----------
Balance, December 31, 1999                                         $3,341,081        $2,419,534        $5,760,615
                                                                   ==========        ==========        ==========

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
                for the Years Ended December 31, 1999 and 1998

                                                                                          1999                  1998
                                                                                       ---------           -----------
Cash flows from operating activities:
   Net income                                                                          $ 436,158           $   138,885
   Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in income of joint ventures                                             (436,158)             (138,885)
                                                                                     -----------          ------------
               Net cash provided by operating activities                                       0                     0
                                                                                     -----------          ------------
Cash flows from investing activities:
   Distributions received from joint ventures                                            572,285                46,450
   Investment in joint ventures                                                                0            (5,695,000)
                                                                                     -----------          ------------
               Net cash provided by (used in) investing activities                       572,285            (5,648,550)
                                                                                     -----------          ------------
Cash flows from financing activities:
   Contributions received from partners                                                        0             5,695,000
   Distributions to joint venture partners                                              (572,285)              (46,450)
                                                                                     -----------          ------------
               Net cash (used in) provided by financing activities                      (572,285)            5,648,550
                                                                                     -----------          ------------
Net increase in cash and cash equivalents                                                      0                     0
Cash and cash equivalents, beginning of year                                                   0                     0
                                                                                     -----------          ------------
Cash and cash equivalents, end of year                                                 $       0           $         0
                                                                                     ===========          ============
Supplemental disclosure of noncash activities:
   Deferred project costs contributed to joint venture                                 $       0           $   251,606
                                                                                     ===========          ============

Fund X and XI Associates' investment and percentage ownership in joint ventures at December 31, 1999 and 1998 are summarized as follows:

                                                                     1999                                        1998
                                                      ----------------------------------           -------------------------------
                                                         Amount                Percent                Amount             Percent
                                                      ------------           -----------           ------------        -----------
Wells/Orange County Associates                         $3,732,262                56%                $3,816,766             56%
Wells/Fremont Associates                                2,028,353                22                  2,080,155             22
                                                      -----------                                   ----------
                                                       $5,760,615                                   $5,896,921
                                                      ===========                                   ==========

The following is a rollforward of Fund X and XI Associates' investment in joint ventures for the years ended December 31, 1999 and 1998:

                                                                                          1999              1998
                                                                                       ----------        ----------
        Investment in joint venture, beginning of year                                 $5,896,921        $         0
        Equity in income of joint venture                                                 436,158            138,885
        Contributions to joint venture                                                          0          5,946,606
        Distributions from joint venture                                                 (572,464)          (188,570)
                                                                                      -----------        -----------
        Investment in joint venture, end of year                                       $5,760,615        $ 5,896,921
                                                                                      ===========        ===========

Following are the financial statements for Wells/Orange County Associates:


                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                                        1999                   1998
                                                                                       ------                 ------
Real estate assets, at cost:
    Land                                                                              $2,187,501             $2,187,501
    Building, less accumulated depreciation of $278,652 in 1999 and
    $92,087 in 1998                                                                    4,385,463              4,572,028
                                                                                      ----------             ----------
              Total real estate assets                                                 6,572,964              6,759,529
Cash and cash equivalents                                                                176,666                180,895
Accounts receivable                                                                       49,679                 13,123
                                                                                      ----------             ----------
              Total assets                                                            $6,799,309             $6,953,547
                                                                                      ==========             ==========

                       Liabilities and Partners' Capital


Liabilities:
    Accounts payable                                                                  $        0             $    1,550
    Partnership distributions payable                                                    173,935                176,614
                                                                                      ----------             ----------
          Total liabilities                                                              173,935                178,164
                                                                                      ----------             ----------
Partners' capital:
    Wells Operating Partnership, L.P.                                                  2,893,112              2,958,617
    Fund X and XI Associates                                                           3,732,262              3,816,766
                                                                                      ----------             ----------
    Total partners' capital                                                            6,625,374              6,775,383
                                                                                      ----------             ----------
          Total liabilities and partners' capital                                     $6,799,309             $6,953,547
                                                                                      ==========             ==========

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                             Statements of Income
                for the Years Ended December 31, 1999 and 1998

                                                                                            1999                  1998
                                                                                         ----------            -----------
Revenues:
    Rental income                                                                          $795,545             $331,477
    Interest income                                                                               0                  448
                                                                                           --------              -------
                                                                                            795,545              331,925
                                                                                           --------              -------
Expenses:
    Depreciation                                                                            186,565               92,087
    Management and leasing fees                                                              30,360               12,734
    Operating costs, net of reimbursements                                                   22,229                2,288
    Interest                                                                                      0               29,472
    Legal and accounting                                                                      5,439                3,930
                                                                                           --------             --------
                                                                                            244,593              140,511
                                                                                           --------             --------
Net income                                                                                 $550,952             $191,414
                                                                                           ========             ========

Net income allocated to Wells Operating Partnership, l.p.                                  $240,585             $ 91,978
                                                                                           ========             ========

Net income allocated to Fund X and XI Associates                                           $310,367             $ 99,436
                                                                                           ========             ========


                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                for the Years Ended December 31, 1999 and 1998

                                                                Wells
                                                              Operating              Fund X                Total
                                                             Partnership,            and XI              Partners'
                                                                 L.P.              Associates             Capital
                                                             ------------          ----------           ----------
Balance, December 31, 1997                                     $        0          $        0           $        0
    Net income                                                     91,978              99,436              191,414
    Partnership contributions                                   2,991,074           3,863,272            6,854,346
    Partnership distributions                                    (124,435)           (145,942)            (270,377)
                                                             ------------          ----------           ----------
Balance, December 31, 1998                                      2,958,617           3,816,766            6,775,383
    Net income                                                    240,585             310,367              550,952
    Partnership distributions                                    (306,090)           (394,871)            (700,961)
                                                             ------------          ----------           ----------
Balance, December 31, 1999                                     $2,893,112          $3,732,262           $6,625,374
                                                             ============          ==========           ==========

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
                for the Years Ended December 31, 1999 and 1998

                                                                                           1999             1998
                                                                                        ----------     -----------
Cash flows from operating activities:
    Net income                                                                          $  550,952     $   191,414
                                                                                        ----------     -----------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                    186,565          92,087
           Changes in assets and liabilities:
              Accounts receivable                                                          (36,556)        (13,123)
              Accounts payable                                                              (1,550)          1,550
                                                                                        ----------     -----------
                 Total adjustments                                                         148,459          80,514
                                                                                        ----------     -----------
                 Net cash provided by operating activities                                 699,411         271,928
                                                                                        ----------     -----------
Cash flows from investing activities:
    Investment in real estate                                                                    0      (6,563,700)
                                                                                        ----------     -----------
Cash flows from financing activities:
    Issuance of note payable                                                                     0       4,875,000
    Payment of note payable                                                                      0      (4,875,000)
    Distributions to partners                                                             (703,640)        (93,763)
    Contributions received from partners                                                         0       6,566,430
                                                                                        ----------     -----------
                 Net cash (used in) provided by financing activities                      (703,640)      6,472,667
                                                                                        ----------     -----------
Net (decrease) increase in cash and cash equivalents                                        (4,229)        180,895
Cash and cash equivalents, beginning of year                                               180,895               0
                                                                                        ----------     -----------
Cash and cash equivalents, end of year                                                  $  176,666     $   180,895
                                                                                        ==========     ===========

Supplemental disclosure of noncash activities:

    Deferred project costs contributed to joint venture                                 $        0     $   287,916
                                                                                        ==========     ===========

Following are the financial statements for Wells/Fremont Associates:

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                                        1999               1998
                                                                                     -----------        ----------
Real estate assets, at cost:
    Land                                                                              $2,219,251        $2,219,251
    Building, less accumulated depreciation of $428,246 in 1999 and
       $142,720 in 1998                                                                6,709,912         6,995,439
                                                                                     -----------        ----------
              Total real estate assets                                                 8,929,163         9,214,690
Cash and cash equivalents                                                                189,012           192,512
Accounts receivable                                                                       92,979            34,742
                                                                                      ----------        ----------
              Total assets                                                            $9,211,154        $9,441,944
                                                                                      ==========        ==========

                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                  $    2,015        $    3,565
    Due to affiliate                                                                       5,579             2,052
    Partnership distributions payable                                                    186,997           189,490
                                                                                      ----------        ----------
              Total liabilities                                                          194,591           195,107
                                                                                      ----------        ----------
Partners' capital:
    Wells Operating Partnership, L.P.                                                  6,988,210         7,166,682
    Fund X and XI Associates                                                           2,028,353         2,080,155
                                                                                      ----------        ----------
              Total partners' capital                                                  9,016,563         9,246,837
                                                                                      ----------        ----------
              Total liabilities and partners' capital                                 $9,211,154        $9,441,944
                                                                                      ==========        ==========

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                             Statements of Income
                for the Years Ended December 31, 1999 and 1998

                                                                                           1999              1998
                                                                                          ---------        --------
Revenues:
    Rental income                                                                          $902,946        $401,058
    Interest income                                                                               0           3,896
                                                                                           --------        --------
                                                                                            902,946         404,954
                                                                                           --------        --------
Expenses:
    Depreciation                                                                            285,526         142,720
    Management and leasing fees                                                              37,355          16,726
    Operating costs, net of reimbursements                                                   16,006           3,364
    Interest                                                                                      0          73,919
    Legal and accounting                                                                      4,885           6,306
                                                                                           --------        --------
                                                                                            343,772         243,035
                                                                                           --------        --------
Net income                                                                                 $559,174        $161,919
                                                                                           ========        ========

Net income allocated to Wells Operating Partnership, L.P.                                  $433,383        $122,470
                                                                                           ========        ========

Net income allocated to Fund X and XI Associates                                           $125,791        $ 39,449
                                                                                           ========        ========


                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                for the Years Ended December 31, 1999 and 1998


                                                                    Wells
                                                                  Operating           Fund X           Total
                                                                Partnership,          and XI          Partners'
                                                                    L.P.            Associates         Capital
                                                                -------------       ----------        -----------
Balance, December 31, 1997                                         $        0        $        0        $        0
   Net income                                                         122,470            39,449           161,919
   Partner contributions                                            7,274,075         2,083,334         9,357,409
   Partnership distributions                                         (229,863)          (42,628)         (272,491)
                                                                   ----------        ----------        ----------
Balance, December 31, 1998                                          7,166,682         2,080,155         9,246,837
   Net income                                                         433,383           125,791           559,174
   Partnership distributions                                         (611,855)         (177,593)         (789,448)
                                                                   ----------        ----------        ----------
Balance, December 31, 1999                                         $6,988,210        $2,028,353        $9,016,563
                                                                   ==========        ==========        ==========

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
                for the Years Ended December 31, 1999 and 1998

                                                                                        1999                         1998
                                                                                    ------------                 ------------
Cash flows from operating activities:
   Net income                                                                        $   559,174                 $    161,919
                                                                                   -------------                 ------------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                    285,526                      142,720
         Changes in assets and liabilities:
            Accounts receivable                                                          (58,237)                     (34,742)
            Accounts payable                                                              (1,550)                       3,565
            Due to affiliate                                                               3,527                        2,052
                                                                                   -------------                 ------------
               Total adjustments                                                         229,266                      113,595
                                                                                   -------------                 ------------
               Net cash provided by operating activities                                 788,440                      275,514
                                                                                   -------------                 ------------
Cash flows from investing activities:
   Investment in real estate                                                                   0                   (8,983,111)
                                                                                   -------------                 ------------
Cash flows from financing activities:
   Issuance of note payable                                                                    0                    5,960,000
   Payment of note payable                                                                     0                   (5,960,000)
   Distributions to partners                                                            (791,940)                     (83,001)
   Contributions received from partners                                                        0                    8,983,110
                                                                                   -------------                 ------------
               Net cash (used in) provided by financing activities                      (791,940)                   8,900,109
                                                                                   -------------                 ------------
Net (decrease) increase in cash and cash equivalents                                      (3,500)                     192,512
Cash and cash equivalents, beginning of year                                             192,512                            0
                                                                                   -------------                 ------------
Cash and cash equivalents, end of year                                               $   189,012                 $    192,512
                                                                                   =============                 ============
Supplemental disclosure of noncash activities:
   Deferred project costs contributed to joint venture                               $         0                 $    374,299
                                                                                   =============                 ============


6.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the year ended December 31, 1999, 1998, and 1997 is calculated as follows:

                                                                      1999               1998              1997
                                                                   -----------        ----------         --------
Financial statement net income                                      $1,192,318        $1,050,329         $278,025
Increase (decrease) in net income resulting from:
    Depreciation expense for financial reporting purposes
       in excess of amounts for income tax purposes                    355,165           303,699                0
    Amortization expense for income tax purposes in
       excess of amounts for financial reporting purposes              (18,897)          (18,898)               0
    Rental income accrued for financial reporting
       purposes in excess of amounts for income tax
       purposes                                                        (80,234)          (59,667)               0
    Expenses capitalized for income tax purposes,
       deducted for financial reporting purposes                         1,419             1,553          104,518
                                                                   -----------        ----------         --------
Income tax basis net income                                         $1,449,771        $1,277,016         $382,543
                                                                   ===========        ==========         ========


     The Partnership's income tax basis partners' capital at December 31, 1999 and 1998 is computed as follows:


                                                                     1999               1998              1997
                                                                 -----------        -----------        -----------
Financial statement partners' capital                            $21,618,834        $22,480,605        $23,075,040
Increase (decrease) in partners' capital resulting
    from:
       Depreciation expense for financial reporting
           purposes in excess of amounts for income
           tax purposes                                              658,864            303,699                  0
       Accumulated rental income accrued for
           financial reporting purposes in excess of
           amounts for income tax purposes                          (139,901)           (59,667)                 0
       Syndication costs                                           4,038,088          4,038,088          4,038,088
       Amortization expense for income tax purposes
           in excess of amounts for financial
           reporting purposes                                        (37,795)           (18,898)                 0
       Accumulated expenses deducted for financial
           reporting purposes, capitalized for income
           tax purposes                                              107,490            106,071            104,518
       Partnership's distributions payable                           518,288            532,000            294,309
                                                                 -----------        -----------        -----------
Income tax basis partners' capital                               $26,763,868        $27,381,898        $27,511,955
                                                                 ===========        ===========        ===========

7.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1999 is as follows:

            Year ended December 31:
                    2000                                $ 2,133,109
                    2001                                  2,118,798
                    2002                                  1,929,629
                    2003                                  1,916,412
                    2004                                  1,589,643
                 Thereafter                               2,503,461
                                                        -----------
                                                        $12,191,052
                                                        ===========

     Five tenants contributed 20%, 15%, 14%, 11%, and 10% of rental income. In additional, three tenants will contribute 24%, 19%, and 13% of future minimum rental income.

     The future minimum rental income due Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 1999 is as follows:

            Year ended December 31:
                   2000                                 $ 3,666,570
                   2001                                   3,595,686
                   2002                                   3,179,827
                   2003                                   3,239,080
                   2004                                   3,048,152
                Thereafter                                5,181,003
                                                        -----------
                                                        $21,910,318
                                                        ===========

     Four tenants contributed 25%, 18%, 13%, and 12% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute 28%, 22%, 15%, and 10% of future minimum rental income.

     The future minimum rental income due Wells/Orange County Associates under noncancelable operating leases at December 31, 1999 is as follows:

            Year ended December 31:
                   2000                                  $  758,964
                   2001                                     809,580
                   2002                                     834,888
                   2003                                     695,740
                                                         ----------
                                                         $3,099,172
                                                         ==========

     One tenant contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Wells/Fremont Associates under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ended December 31:
                         2000                   $  869,492
                         2001                      895,577
                         2002                      922,444
                         2003                      950,118
                         2004                      894,833
                                                ----------
                                                $4,532,464
                                                ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.


8. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                          1999 Quarters Ended
                                                      -----------------------------------------------------------
                                                        March 31      June 30       September 30     December 31
                                                      -----------   ----------   -----------------  -------------
   Revenues                                           $ 347,197     $  313,173   $     350,686      $    298,225
   Net income                                           315,741        275,298         331,061           270,218
   Net income allocated to Class A limited
       partners                                         573,656        452,672         557,270           500,631
   Net loss allocated to Class B limited partners      (257,915)      (177,374)       (226,209)         (230,413)
   Net income per weighted average Class A
       limited partner unit                           $    0.27     $     0.21   $        0.26      $       0.23
   Net loss per weighted average Class B limited
       partner unit                                       (0.45)         (0.32)          (0.41)            (0.42)
   Cash distribution per weighted average
       Class A limited partner unit                        0.25           0.23            0.24              0.23

                                                                          1998 Quarters Ended
                                                      -----------------------------------------------------------
                                                        March 31      June 30      September 30      December 31
                                                      -----------   ----------   -----------------  -------------
   Revenues                                           $ 230,605     $  343,577   $     289,113      $    341,302
   Net income                                           210,978        232,912         275,348           331,091
   Net income (loss) allocated to general
       partners                                               0           (338)              0                 0
   Net income allocated to Class A limited
       partners                                         305,844        401,436         482,729           589,182
   Net loss allocated to Class B limited partners       (94,866)      (168,186)       (207,381)         (258,091)
   Net income per weighted average Class A
       limited partner unit                           $    0.15     $     0.19   $        0.23      $       0.28
   Net loss per weighted average Class B limited
       partner unit                                       (0.16)         (0.28)          (0.35)            (0.44)
   Cash distribution per weighted average
       Class A limited partner unit                        0.12           0.20            0.21              0.25

9. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wells Real Estate Fund IX, L.P.,
Wells Real Estate Fund X, L.P.,
Wells Real Estate Fund XI, L.P., and
Wells Real Estate Investment
Trust, Inc.:


We have audited the accompanying balance sheets of the ohmeda building as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for the year ended December 31, 1999 and for the period from inception (February 13, 1998) to December 31, 1998. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Ohmeda Building as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception (February 13, 1998) to December 31, 1998 in conformity with accounting principles generally accepted in the United States.


Atlanta, Georgia
January 20, 2000

                              THE OHMEDA BUILDING


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998

                                                                Assets

                                                                                       1999              1998
                                                                                   ------------      ------------
REAL ESTATE ASSETS:
    Land                                                                           $  2,746,894      $  2,746,894
    Building and improvements, less accumulated depreciation of
       $625,416 in 1999 and $299,112 in 1998                                          7,532,186         7,858,490
                                                                                   ------------      ------------
             Total real estate assets                                                10,279,080        10,605,384

CASH AND CASH EQUIVALENTS                                                               902,987           983,061

Accounts receivable                                                                     198,583            13,969
                                                                                   ------------      ------------
             Total assets                                                          $ 11,380,650      $ 11,602,414
                                                                                   ============      ============

                                                   LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable and accrued expenses                                          $    249,707      $    157,691
    Distributions payable to partners                                                   815,107           825,380
                                                                                   ------------      ------------
             Total liabilities                                                        1,064,814           983,071
                                                                                   ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
    Wells Real Estate Fund IX, L.P.                                                   3,401,108         3,519,869
    Wells Real Estate Fund X, L.P.                                                    6,971,508         7,119,063
    Wells Real Estate Fund XI, L.P.                                                     (38,262)          (12,456)
    Wells Real Estate Investment Trust, Inc.                                            (18,518)           (7,133)
                                                                                   ------------      ------------
             Total partners' capital                                                 10,315,836        10,619,343
                                                                                   ------------      ------------
             Total liabilities and partners' capital                               $ 11,380,650      $ 11,602,414
                                                                                   ============      ============

     The accompanying  notes are an integral part of these balance sheets.

                              THE OHMEDA BUILDING


                             STATEMENTS OF INCOME

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

                                                    1999             1998
                                                 -----------      -----------
REVENUES:
    Rental income                                $ 1,027,314        $898,901
                                                 -----------      -----------
EXPENSES:
    Depreciation                                     326,304         299,112
    Operating costs, net of reimbursements           (18,633)            663
    Management and leasing fees                       46,911          41,688
    Legal and accounting                               3,450           2,200
                                                 -----------      -----------
                                                     358,032         343,663
                                                 -----------      -----------
NET INCOME                                       $   669,282        $555,238
                                                 ===========      ===========

NET INCOME ALLOCATED TO WELLS REAL ESTATE
   FUND IX, L.P.                                 $   261,867        $243,597
                                                 ===========      ===========

NET INCOME ALLOCATED TO WELLS REAL ESTATE
   FUND X, L.P.                                  $   325,357        $271,294
                                                 ===========      ===========

NET INCOME ALLOCATED TO WELLS REAL ESTATE
   FUND XI, L.P.                                 $    56,955        $ 25,656
                                                 ===========      ===========

NET INCOME ALLOCATED TO WELLS REAL ESTATE
   INVESTMENT TRUST, INC.                        $    25,103        $ 14,691
                                                 ===========      ===========

       The accompanying notes are an integral part of these statements.

                              THE OHMEDA BUILDING


                        STATEMENTS OF PARTNERS' CAPITAL

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998


                                          Wells Real        Wells Real        Wells Real        Wells Real        Wells Real
                                            Estate            Estate            Estate            Estate            Estate
                                        Fund IX, L.P.     Fund IX, L.P.     Fund IX, L.P.     Fund IX, L.P.     Fund IX, L.P.
                                       ---------------   ---------------   ---------------   ---------------   ---------------
BALANCE, DECEMBER 31, 1997               $        0        $        0        $        0        $        0        $         0

    Contributions                         3,636,662         7,252,823                 0                 0         10,889,485
    Net income                              243,597           271,294            25,656            14,691            555,238
    Distributions                          (360,390)         (405,054)          (38,112)          (21,824)          (825,380)
                                       ---------------   ---------------   ---------------   ---------------   ---------------
BALANCE, DECEMBER 31, 1998                3,519,869         7,119,063           (12,456)           (7,133)        10,619,343

    Net income                              261,867           325,357            56,955            25,103            669,282
    Distributions                          (380,628)         (472,912)          (82,761)          (36,488)          (972,789)
                                       ---------------   ---------------   ---------------   ---------------   ---------------
BALANCE, DECEMBER 31, 1999               $3,401,108        $6,971,508        $  (38,262)       $  (18,518)       $10,315,836
                                       ===============   ===============   ===============   ===============   ===============

       The accompanying notes are an integral part of these statements.

                              THE OHMEDA BUILDING


                           STATEMENTS OF CASH FLOWS

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

                                                                         1999             1998
                                                                      -----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $669,282        $   555,238
                                                                      -----------     -------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                 326,304            299,112
           Changes in assets and liabilities:
              Accounts receivable                                      (184,614)           (13,969)
              Accounts payable and accrued expenses                      92,016            157,691
                                                                      -----------     -------------
                 Total adjustments                                      233,706            442,834
                                                                      -----------     -------------
                 Net cash provided by operating activities              902,988            998,072
                                                                      -----------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in real estate                                                 0        (10,904,496)
                                                                      -----------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions received from partners                                      0         10,889,485
    Distributions paid to partners                                     (983,062)                 0
                                                                      -----------     -------------
                 Net cash (used in) provided by financing activities   (983,062)        10,889,485
                                                                      -----------     -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (80,074)           983,061

CASH AND CASH EQUIVALENTS, beginning of period                          983,061                  0
                                                                      -----------     -------------
CASH AND CASH EQUIVALENTS, end of period                               $902,987        $   983,061
                                                                      -----------     -------------

        The accompanying notes are an integral part of this statement.

                              THE OHMEDA BUILDING


                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1999 AND 1998



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Business

    The Ohmeda Building ("Ohmeda") is a two-story office building located in Louisville, Colorado. The building is owned by Fund IX, X, XI, and REIT Associates, a joint venture between Wells Real Estate Fund IX, L.P. ("Fund IX"), Wells Real Estate Fund X, L.P. ("Fund X"), Wells Real Estate Fund XI, L.P. ("Fund XI"), and Wells Real Estate Investment Trust, Inc. ("REIT"). As of December 31, 1999, Fund IX, Fund X, Fund XI, and REIT owned 39%, 48%, 9%, and 4% of Ohmeda, respectively. Allocation of net income and distributions are made in accordance with ownership percentages.

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

    Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Ohmeda as of December 31, 1999.

    Depreciation is calculated using the straight-line method over 25 years.

     Revenue Recognition

     The lease on Ohmeda is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

     Cash and Cash Equivalents

     For the purpose of the statements of cash flow, Ohmeda considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market.


2.   RENTAL INCOME

     The future minimum rental income due Ohmeda under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ending December 31:
                     2000                       $1,004,517
                     2001                        1,004,517
                     2002                        1,004,517
                     2003                        1,050,509
                     2004                        1,102,639
                 Thereafter                         92,250
                                                ----------
                                                $5,258,949
                                                ==========

     One tenant contributed 100% of rental income for the year ended December 31, 1999 and represents 100% of the future minimum rental income above.


3.   RELATED-PARTY TRANSACTIONS

     Fund IX, Fund X, Fund XI, and REIT Associates entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund IX, Fund X, Fund XI, and REIT Associates. In consideration for supervising management of the property, Fund IX, Fund X, Fund XI, and REIT Associates will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     Ohmeda incurred management and leasing fees of $46,911 and $41,688 for the years ended December 31, 1999 and 1998, respectively, which were paid to Wells Management.

4.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Ohmeda or its partners. In the normal course of business, Ohmeda or its partners may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)

      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999


                                                                Initial Cost                              Gross Amount at Which
                                                         --------------------------     Costs of      ----------------------------
                                                                     Buildings and    Capitalized                   Buildings and
      Description            OWNERSHIP  Encumbrances        Land      Improvements    Improvements       Land       Improvements
------------------------     ---------  ------------     ---------   --------------  --------------   ---------    ---------------
ABB PROPERTY (a)                48%         None       $   582,897    $   744,164      $6,616,885    $   607,930    $ 7,336,016

LUCENT TECHNOLOGIES (b)         48          None         1,002,723      4,386,374         242,241      1,051,138      4,580,200

360 INTERLOCK (c)               48          None         1,570,000      6,733,500         437,266      1,650,070      7,090,696

IOMEGA PROPERTY (d)             48          None           597,000      4,674,624         876,459        641,988      5,506,095

OHMEDA PROPERTY (e)             48          None         2,613,600      7,762,481         528,415      2,746,894      8,157,602

FAIRCHILD PROPERTY (f)          11          None         2,130,480      6,852,630         374,300      2,219,251      7,138,159

ORANGE COUNTY PROPERTY (g)      35          None         2,100,000      4,463,700         287,916      2,187,501      4,664,115
                                                       -----------    -----------      ----------    -----------    -----------
              Total                                    $10,596,700    $35,617,473      $9,363,482    $11,104,772    $44,472,883
                                                       ===========    ===========      ==========    ===========    ===========

                                Carried at December 31, 1999
                                ----------------------------                                                       Life on Which
                                Construction                    Accumulated          Date of          Date         Depreciation
        Description             in Progress         Total       Depreciation       Construction      Acquired      Is Computed (h)
---------------------           ------------    ------------    ------------       ------------     ---------     ----------------
ABB PROPERTY (a)                     $0         $  7,943,946      $1,049,682           1997          12/10/96      20 to 25 years

LUCENT TECHNOLOGIES (b)               0            5,631,338         290,075           1998          06/24/98      20 to 25 years

360 INTERLOCK (c)                     0            8,740,766         524,979           1996          03/20/98      20 to 25 years

IOMEGA PROPERTY (d)                   0            6,148,083         301,916           1998          07/01/98      20 to 25 years

OHMEDA PROPERTY (e)                   0           10,904,496         625,416           1998          02/13/98      20 to 25 years

FAIRCHILD PROPERTY (f)                0            9,357,410         428,246           1998          07/21/98      20 to 25 years

ORANGE COUNTY PROPERTY (g)            0            6,851,616         278,652           1998          07/31/98      20 to 25 years
                                ------------    ------------    ------------
              Total                  $0         $ 55,577,655      $3,498,966
                                ============    ============    ============

               (a) The ABB Property consists of a three-story office building located in Knoxville, Tennessee. It is owned by Fund IX-X-XI-REIT Joint Venture.
               (b) The Lucent Technologies property consists of a one-story office building located in Oklahoma City, Oklahoma. It is owned by Fund IX-X-XI-REIT Joint Venture.
               (c) The 360 Interlocken property consists of a three-story multi- tenant office building located in Broomfield, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture.
               (d) The Iomega Property consists of a one-story warehouse and office building located in Ogden, Utah. It is owned by Fund IX-X-XI-REIT Joint Venture.
               (e) Ohmeda Property consists of a two-story office building located in Louisville, Colorado. It is owned by Fund IX-X-XI- REIT Joint Venture.
               (f) Fairchild Property consists of a two-story warehouse and office building located in Fremont, California. It is owned by Wells/Freemont Associates.
               (g) The Orange County Property consists of a one-story warehouse and office building located in Fountain Valley, California. It is owned by Wells/Orange County Associates.
               (h) Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999





                                                    Cost         Accumulated
                                                                 Depreciation
                                                -------------   -------------
BALANCE AT DECEMBER 31, 1996                      $         0      $        0

    1997 additions                                  7,125,715          36,863
                                                 ------------     -----------
BALANCE AT DECEMBER 31, 1997                        7,125,715          36,863

    1998 additions                                 47,478,516       1,451,050
                                                 ------------     -----------
BALANCE AT DECEMBER 31, 1998                       54,604,231       1,487,913

    1999 additions                                    973,434       2,011,053
                                                 ------------     -----------
BALANCE AT DECEMBER 31, 1999                      $55,577,655      $3,498,966
                                                 ============     ===========

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

          Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(l) Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the "IX-X-XI-REIT Joint Venture") dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(m) Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(n) Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(o) Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit
          10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

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

*10(t) Joint Venture Agreement of Fund X and Fund XI Associates dated July 15, 1998 (Exhibit 10.18 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(u) Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit
          10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(v) Lease Agreement for the Fairchild Building dated September 19, 1997 between the Fremont Joint Venture (as successor in interest by assignment) and Fairchild Technologies USA, Inc. (Exhibit 10.20 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(w) First Amendment to Joint Venture Agreement of Wells/Fremont Associates dated October 8, 1998 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10(x) Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated June 12, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.21 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(y) First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated July 16, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.22 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(z) Joint Venture Agreement of Wells/Orange County Associates (the "Cort Joint Venture") dated July 27, 1998 between Wells

          Development Corporation and Wells Operating Partnership, L.P. (Exhibit
          10.25 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(aa) Agreement for the Purchase and Sale of Joint Venture Interest relating to the Cort Joint Venture dated July 30, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit
          10.26 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(bb) First Amendment to Joint Venture Agreement of Wells/Orange County Associates dated September 1, 1998 (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10(cc) Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)