Form 10-Q
period 2000-03-31
WELLS REAL ESTATE FUND X L P
filed 2000-05-11
CIK 1018215

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             March 31, 2000                     or
                                ---------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to _____________________

Commission file number                         0-23719
                       --------------------------------------------------------

                        WELLS REAL ESTATE FUND X, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Georgia                                               58-2250093
-------------------------------------------------        -----------------------------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer Identification Number)
 organization)

6200 The Corners Pkwy., Norcross, Georgia                                 30092
--------------------------------------------             -------------------------------------
(Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                   -----------------------------


--------------------------------------------------------------------------------
    (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes       X           No_____________
      ----------

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                          Page No.
                                                                                          --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets--March 31, 2000 and December 31, 1999                                3

         Statements of Income for the Three Months Ended March 31, 2000 and 1999             4

         Statements of Partners' Capital for the Year Ended December 31, 1999 and for the
          Three Months Ended March 31, 2000                                                  5

         Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999         6

         Condensed Notes to Financial Statements                                             7

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                          9

PART II.  OTHER INFORMATION                                                                 17

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)


                                 BALANCE SHEETS


                                                                            March 31,         December 31,
                                                                              2000                1999
                                                                         --------------      --------------
ASSETS:
 Investment in joint ventures (Note 2)                                   $  21,162,678       $ 21,341,949
 Cash and cash equivalents                                                     244,865            278,514
 Due from affiliates                                                           563,526            498,296
 Deferred project costs                                                         18,363             18,363
                                                                         -------------       ------------
         Total assets                                                    $  21,989,432       $ 22,137,122
                                                                         =============       ============

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
 Partnership distribution payable                                        $     528,239       $    518,288
                                                                         -------------       ------------
         Total liabilities                                                     528,239            518,288
                                                                         -------------       ------------
Partners' capital:
 Limited partners:
   Class A--2,173,266 units outstanding at March 31, 2000 and
    2,173,266 units at December 31, 1999                                    18,632,083         18,553,200
   Class B--539,625 units outstanding at March 31, 2000 and
    539,625 units at December 31, 1999                                       2,829,110          3,065,634
                                                                         -------------       ------------
     Total partners' capital                                                21,461,193         21,618,834
                                                                         -------------       ------------
     Total liabilities and partners' capital                             $  21,989,432       $ 22,137,122
                                                                         =============       ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME


                                                                                  Three Months Ended
                                                                            -----------------------------
                                                                              March 31,       March 31,
                                                                                2000            1999
                                                                            ------------    -------------
REVENUES:
 Equity in income of joint ventures                                         $    384,254      $   347,197
                                                                            ------------      -----------
EXPENSES:
 Computer costs                                                                    3,067            2,820
 Partnership administration                                                       12,782           19,116
 Legal and accounting                                                              9,893            7,958
 Amortization of organization costs                                                    0            1,562
                                                                            ------------      -----------
                                                                                  25,742           31,456
                                                                            ------------      -----------
NET INCOME                                                                  $    358,512      $   315,741
                                                                            ============      ===========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                            $    559,658      $   573,656
                                                                            ============      ===========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                              $   (201,146)     $  (257,915)
                                                                            ============      ===========
NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                $        .26      $       .27
                                                                            ============      ===========
NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                  $       (.37)     $      (.45)
                                                                            ============      ===========
CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT         $        .24      $       .25
                                                                            ============      ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1999

                   AND THE THREE MONTHS ENDED MARCH 31, 2000

                                                 Limited Partners                              Total
                                  ----------------------------------------------
                                          Class A                 Class B         General    Partners'
                                  ----------------------   ---------------------
                                    Units      Amounts      Units      Amounts    Partners    Capital
                                  ---------  -----------   --------  ----------- ---------- -----------
BALANCE, December 31, 1998        2,125,804  $18,227,829   587,087   $4,252,776  $      0  $22,480,605

Net income (loss)                         0    2,084,229         0     (891,911)         0    1,192,318
Partnership distributions                 0   (2,054,089)        0            0          0   (2,054,089)
Class B conversions                  41,162      295,231   (41,162)    (295,231)         0            0
                                 ----------  -----------   -------   ----------   --------  -----------
BALANCE, December 31, 1999        2,166,966   18,553,200   545,925    3,065,634          0   21,618,834

Net income (loss)                         0      559,658         0     (201,146)         0      358,512
Partnership distributions                 0     (516,153)        0            0          0     (516,153)
Class B conversions                   6,300       35,378    (6,300)     (35,378)         0            0
                                 ----------  -----------   -------   ----------   --------  -----------
BALANCE, March 31, 2000           2,173,266  $18,632,083   539,625   $2,829,110         $0  $21,461,193
                                 ==========  ===========   =======   ==========   ========  ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS




                                                                           Three Months Ended
                                                                        ------------------------
                                                                        March 31,      March 31,
                                                                          2000           1999
                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $ 358,512      $ 315,741
 Adjustments to reconcile net income to net cash (used in) by operating activities:
     Equity in income of joint ventures                                  (384,254)      (347,197)
     Amortization of organizational costs                                       0          1,562
 Changes in assets and liabilities:
   Decrease in prepaid expenses and other assets                                0            851
   Decrease in accounts payable                                                 0         (3,500)
                                                                        ---------      ---------
       Net cash used in operating activities                              (25,742)       (32,543)
                                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                               498,295        580,481
                                                                        ---------      ---------
       Net cash provided by investing activities                          498,295        580,481
                                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners from accumulated earnings                     (506,202)      (531,993)
                                                                        ---------      ---------
       Net cash used in financing activities                             (506,202)      (531,993)
                                                                        ---------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (33,649)        16,366

CASH AND CASH EQUIVALENTS, beginning of year                              278,514        270,262
                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                $ 244,865      $ 286,628
                                                                        =========      =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2000

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

     On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Status Units, and 596,792 Class B Status Units, held by a total of 1,593 and 219 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees and expenses, payment of $4,069,338 in selling commissions and organization and offering expenses, and an aggregate investment of $21,716,397 in the Fund X-XI Joint Venture and the Fund IX-X-XI-REIT Joint Venture, as of March 31, 2000, the Partnership was holding net offering proceeds of $258,018 available for investment in properties, of which $50,000 is being reserved for the completion of tenant improvements at the ABB Building owned by the Fund IX-X-XI-REIT Joint Venture. This tenant improvement relates to the 23,999 rentable square feet of additional space leased by ABB after a former tenant, The Associates, vacated the space.

     As of March 31, 2000, the Partnership owned interests in properties either directly or through its ownership in the following joint ventures: (i) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P., and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), and (ii) Fund X-XI Associates, a joint venture between the Partnership and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"). Wells Operating Partnership, L.P. ("Wells OP") is a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its general partner.

     As of March 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two-story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture;
     (iii) a three-story office building located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a one-story warehouse facility located in Ogden, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (v) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P.; and (vii) a two-story warehouse and office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Joint Venture (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P.

     (b)  Basis of Presentation

     The financial statements of Wells Real Estate Fund X, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999

2.   INVESTMENTS IN JOINT VENTURES

     The Partnership owns interests in seven office buildings as of March 31, 2000 through its ownership in the Fund IX-X-XI-REIT Joint Venture and the Fund X-XI Joint Venture. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on its investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1999.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997. As of March 31, 2000, the Partnership had sold 2,116,099 Class A Status Units and 596,792 Class B Status Units, held by a total of 1,593 and 219 Class A and Class B Limited Partners, respectively, for total Limited Partner contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees, payment of $4,069,338 in selling commissions and organization and offering expenses, the investment of $18,420,164 in the Fund IX-X-XI-REIT Joint Venture, and the investment of $3,296,233 in the Fund X-XI Joint Venture, as of March 31, 2000, the Partnership was holding net offering proceeds of $258,018 available for investment in properties, of which $50,000 is being reserved for the completion of the ABB Building owned by the Fund IX-X-XI-REIT Joint Venture.

     As of March 31, 2000, the developed properties owned by the Partnership were 100% occupied, as compared to 99.7% occupied at March 31, 1999. Gross revenues of the Partnership increased to $384,254 from $347,197 for the three months ended March 31, 2000 and 1999, respectively. The increase was primarily due to increased earnings from the Fund IX-X-XI-REIT and the Fund X-XI Joint Ventures. Expenses of the Partnership decreased to $25,742 for the three months ended March 31, 2000, as compared to $31,456 for the three months ended March 31, 1999. This decrease was due largely to a decrease in administrative salaries.

     Net income per weighted average unit for Class A Limited Partners was $.26 for the three months ended March 31, 2000, as compared to $.27 for the same period in 1999.

     Net loss per weighted average unit for Class B Limited Partners was $.37 for the three months ended March 31, 2000 and $.45 for the same period in 1999.

     The Partnership's distribution from net cash from operations accrued to Class A Limited Partners for the first quarter of 2000 was $.24 per weighted average unit as compared to $.25 for the same period in 1999.

     The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 2000 distributions.

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

     The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of March 31, 2000, the Partnership was holding $258,018 available for investment in additional properties, of which $50,000 is reserved for the completion of tenant improvements at the ABB Building owned by the Fund IX-X-XI-REIT Joint Venture. This tenant improvement relates to the 23,999 rentable square feet of additional space leased by ABB after a former tenant, The Associates, vacated the space.

2.   PROPERTY OPERATIONS

     As of March 31, 2000, the Partnership owned interests in the following operational properties:

               The ABB Building/Fund IX-X-XI-REIT Joint Venture

                                                                                      Three Months Ended
                                                                                 ------------------------------
                                                                                    March 31,        March 31,
                                                                                      2000             1999
                                                                                 -------------      -----------
     Revenues:
       Rental income                                                             $    315,165        $ 260,092
       Interest income                                                                 17,728           15,060
                                                                                 ------------        ---------
                                                                                      332,893          275,152
                                                                                 ------------        ---------
     Expenses:
       Depreciation                                                                    98,454          134,100
       Management and leasing expenses                                                 25,253           21,386
       Other operating expenses                                                        (6,063)         (11,607)
                                                                                 ------------        ---------
                                                                                      117,644          143,879
                                                                                 ------------        ---------
     Net income                                                                  $    215,249        $ 131,273
                                                                                 ============        =========

     Occupied percentage                                                                  100%              98%
                                                                                 ============        =========

     Partnership's ownership percentage                                                 48.22%           48.46%
                                                                                 ============        =========

     Cash distributions to the Partnership                                       $    149,491        $ 129,466
                                                                                 ============        =========

     Net income allocated to the Partnership                                     $    103,796        $  64,617
                                                                                 ============        =========

     Net income increased in 2000, over 1999, due primarily to the increased occupancy level of the property. Total expenses decreased due to a decrease in depreciation expense. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Cash distributions increased in 2000 over 1999 due to a combination of increased rental income and decreased expenses. The Partnership's ownership percentage decreased due to the contribution of additional cash funding to the IX-X-XI-REIT Joint Venture in the first quarter of 2000 by Wells Fund IX.

     It is currently anticipated that the total cost to complete the tenant improvements, estimated to be approximately $50,000, will be contributed by the Partnership. This tenant improvement relates to the 23,999 rentable square feet of additional space leased by ABB after a former tenant, The Associates, vacated the space.

       The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture

                                                                                 Three Months Ended
                                                                             -----------------------------
                                                                               March 31,        March 31,
                                                                                 2000             1999
                                                                             ------------     ------------
Revenues:
  Rental income                                                              $   145,752      $   145,752
                                                                             -----------      -----------
Expenses:
  Depreciation                                                                    45,801           45,801
  Management and leasing expenses                                                  5,370            5,370
  Other operating expenses                                                         3,481            3,014
                                                                             -----------      -----------
                                                                                  54,652           54,185
                                                                             -----------      -----------
Net income                                                                   $    91,100      $    91,567
                                                                             ===========      ===========

Occupied percentage                                                                  100%             100%
                                                                             ===========      ===========

Partnership's ownership percentage                                                 48.22%           48.46%
                                                                             ===========      ===========

Cash distributions to the Partnership                                        $    60,944      $    61,971
                                                                             ===========      ===========

Net income allocated to the Partnership                                      $    43,930      $    45,091
                                                                             ===========      ===========

Rental income, net income and distributions remained relatively stable as compared to 1999 due to the stable occupancy rate. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to capital contributions made funding by Wells Fund IX to the Joint Venture during the first quarter of 2000.

                Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                                      Three Months Ended
                                                                   -----------------------------
                                                                     March 31,        March 31,
                                                                       2000             1999
                                                                   ------------     ------------
Revenues:
  Rental income                                                      $256,829         $256,829
                                                                     --------         --------
Expenses:
  Depreciation                                                         81,576           81,576
  Management and leasing expenses                                      17,001           11,618
  Other operating expenses, net of reimbursements                      27,594              363
                                                                     --------         --------
                                                                      126,171           93,557
                                                                     --------         --------
Net income                                                           $130,658         $163,272
                                                                     ========         ========

Occupied percentage                                                       100%             100%
                                                                     ========         ========

Partnership's ownership percentage                                      48.22%           48.46%
                                                                     ========         ========

Cash distributions to the Partnership                                $ 99,593         $117,727
                                                                     ========         ========

Net income allocated to the Partnership                              $ 63,005         $ 80,377
                                                                     ========         ========

Net income decreased in 2000, as compared to 1999, due to an overall increase in expenses. Operating expenses increased significantly due to the rise in real estate taxes which stemmed from the revaluation of the property by Boulder County authorities in 1999. Cash distributions have decreased largely because of the decrease in net income. The Partnership's ownership percentage decreased due to additional capital contributions made by the Fund IX-X-XI-REIT Joint Venture by Wells Fund IX during the first quarter of 2000.

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                                                        Three Months Ended
                                                                    -----------------------------
                                                                      March 31,        March 31,
                                                                        2000             1999
                                                                    ------------     ------------
Revenues:
  Rental income                                                       $206,189         $206,522
                                                                      --------         --------
Expenses:
  Depreciation                                                          71,670           71,670
  Management and leasing expenses                                       20,907           17,864
  Other operating expenses, net of reimbursements                      (16,920)          (2,250)
                                                                      --------         --------
                                                                        75,657           87,284
                                                                      --------         --------
Net income                                                            $130,532         $119,238
                                                                      ========         ========

Occupied percentage                                                        100%             100%
                                                                      ========         ========

Partnership's ownership percentage                                       48.22%           48.46%
                                                                      ========         ========

Cash distributions to the Partnership                                 $ 98,157         $ 93,138
                                                                      ========         ========

Net income allocated to the Partnership                               $ 62,944         $ 58,594
                                                                      ========         ========

Net income increased in 2000 as compared to 1999 due to an increase in CAM reimbursement billed in 2000 to the tenants. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common area maintenance, which is then reconciled the following year and the difference billed to the tenants.

Cash distributions and net income allocated to the Partnership for the quarter increased in 2000 over 1999 due to an increase in net income. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Wells Fund IX to the Joint Venture in the first quarter of 2000.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                                                   Three Months Ended
                                                               -----------------------------
                                                                 March 31,        March 31,
                                                                   2000             1999
                                                               ------------      -----------
Revenues:
  Rental income                                                  $168,250         $123,873
                                                                 --------         --------
Expenses:
  Depreciation                                                     55,062           48,495
  Management and leasing expenses                                   7,280            5,603
  Other operating expenses                                          5,148           (1,713)
                                                                 --------         --------
                                                                   67,490           52,385
                                                                 --------         --------
Net income                                                       $100,760         $ 71,488
                                                                 ========         ========

Occupied percentage                                                   100%             100%
                                                                 ========         ========

Partnership's ownership percentage                                  48.22%           48.46%
                                                                 ========         ========

Cash distributions to the Partnership                            $ 72,807         $ 57,170
                                                                 ========         ========

Net income allocated to the Partnership                          $ 48,587         $ 35,205
                                                                 ========         ========

Rental income increased in 2000, as compared to 1999, due to the completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000 over 1999 due to an increase in depreciation and real estate tax expenses relating to the new parking lot. Cash distributions increased in 2000 over 1999 due primarily to the increase in net income. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by the Wells Fund IX to the Joint Venture during the first quarter of 2000.

                Cort Building/Wells/Orange County Joint Venture

                                                                     Three Months Ended
                                                               -----------------------------
                                                                 March 31,        March 31,
                                                                   2000             1999
                                                               ------------     ------------
Revenues:
  Rental income                                                  $198,885         $198,885
                                                                 --------         --------
Expenses:
  Depreciation                                                     46,641           46,641
  Management and leasing expenses                                   7,590            7,590
  Other operating expenses                                         11,171            8,172
                                                                 --------         --------
                                                                   65,402           62,403
                                                                 --------         --------
Net income                                                       $133,483         $136,482
                                                                 ========         ========

Occupied percentage                                                   100%             100%
                                                                 ========         ========

Partnership's ownership percentage                                   32.8%            32.8%
                                                                 ========         ========

Cash distributions to the Partnership                            $ 56,083         $ 56,245
                                                                 ========         ========

Net income allocated to the Partnership                          $ 43,782         $ 44,766
                                                                 ========         ========

Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses are slightly higher due to increased expenditures for travel and taxes.

                Fairchild Building/Wells/Fremont Joint Venture

                                                                   Three Months Ended
                                                              -----------------------------
                                                                March 31,        March 31,
                                                                  2000             1999
                                                              ------------      -----------
Revenues:
  Rental income                                                 $225,195         $225,210
                                                                --------         --------
Expenses:
  Depreciation                                                    71,382           71,382
  Management and leasing expenses                                  9,175            9,324
  Other operating expenses                                         3,770            1,000
                                                                --------         --------
                                                                  84,327           81,706
                                                                --------         --------
Net income                                                      $140,868         $143,504
                                                                ========         ========

Occupied percentage                                                  100%             100%
                                                                ========         ========

Partnership's ownership percentage                                  12.8%            12.8%
                                                                ========         ========

Cash distributions to the Partnership                           $ 26,080         $ 25,657
                                                                ========         ========

Net income allocated to the Partnership                         $ 18,210         $ 18,369
                                                                ========         ========

Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses are slightly higher, due primarily to increased expenditures for accounting fees.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.)  No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WELLS REAL ESTATE FUND X, L.P.
                                 (Registrant)
Dated:  May 11, 2000             By:  /s/ Leo F. Wells, III
                                      -------------------------
                                      Leo F. Wells, III, as Individual
                                      General Partner, and as President,
                                      and Chief Financial Officer
                                      of Wells Capital, Inc., the
                                      General Partner of Wells Partners, L.P.