Form 10-Q
period 2000-06-30
WELLS REAL ESTATE FUND X L P
filed 2000-08-11
CIK 1018215

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                             June 30, 2000                             or
                              ----------------------------------------------------------------------
[_]        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to
                               ------------------------------------    -------------------------------
Commission file number     0-23719
                      --------------------------------------------------------------------------------

                                WELLS REAL ESTATE FUND X, L.P.
------------------------------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

                Georgia                                                       58-2250093
------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or                (I.R.S. Employer Identification Number)
 organization)

  6200 The Corners Pkwy., Norcross, Georgia                                       30092
------------------------------------------------------------------------------------------------------
   (Address of principal executive offices)                                      (Zip Code)

Registrant's telephone number, including area code                             (770) 449-7800
                                                   ---------------------------------------------------

------------------------------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X              No
             -------             -------

                                   FORM 10-Q

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                                     INDEX

                                                                                   Page No.
                                                                                  ----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets--June 30, 2000 and December 31, 1999                            3

         Statements of Income for the Three and Six Months Ended June 30, 2000
           and 1999                                                                     4

         Statements of Partners' Capital for the Year Ended December 31, 1999 and
           for the Six Months Ended June 30, 2000                                       5

         Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999       6

         Condensed Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                  8

PART II. OTHER INFORMATION                                                             17

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                                                                         JUNE 30,     DECEMBER 31,
                                                                           2000           1999
                                                                         -----------  ------------

ASSETS:
  Investment in joint ventures (Note 2)                                  $21,022,067   $21,341,949
  Cash and cash equivalents                                                  225,127       278,514
  Due from affiliates                                                        560,485       498,296
  Deferred project costs                                                      16,759        18,363
                                                                         -----------  ------------
              Total assets                                               $21,824,438   $22,137,122
                                                                         ===========  ============
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
  Partnership distribution payable                                       $   540,584   $   518,288
                                                                         -----------  ------------
Partners' capital:
  Limited partners:
     Class A--2,186,701 units outstanding at June 30, 2000 and
       2,166,966 units at December 31, 1999                               18,732,670    18,553,200
     Class B--526,190 units outstanding at June 30, 2000 and
       545,925 units at December 31, 1999                                  2,551,184     3,065,634
                                                                         -----------  ------------
       Total partners' capital                                            21,283,854    21,618,834
                                                                         -----------  ------------
       Total liabilities and partners' capital                           $21,824,438   $22,137,122
                                                                         ===========  ============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                                  Three Months Ended        Six Months Ended
                                                                 ---------------------   -----------------------
                                                                  June 30     June 30     June 30      June 30
                                                                   2000        1999        2000         1999
                                                                 ---------   ---------   ----------   ----------
REVENUES:
  Equity in income of joint ventures                             $ 379,779   $ 313,173   $  764,033   $  660,370
                                                                 ---------   ---------   ----------   ----------
EXPENSES:
  Computer costs                                                     3,026       2,247        6,093        5,067
  Partnership administration                                        14,483      23,206       27,265       42,322
  Legal and accounting                                               6,600      10,858       16,493       18,816
  Amortization of organization costs                                     0       1,563            0        3,125
                                                                 ---------   ---------   ----------   ----------
                                                                    24,109      37,874       49,851       69,330
                                                                 ---------   ---------   ----------   ----------
NET INCOME                                                       $ 355,670   $ 275,299   $  714,182   $  591,040
                                                                 =========   =========   ==========   ==========

NET INCOME ALLOCATED TO CLASS A
  LIMITED PARTNERS                                               $ 561,090   $ 452,672   $1,120,748   $1,026,328
                                                                 =========   =========   ==========   ==========

NET (LOSS) ALLOCATED TO CLASS B
  LIMITED PARTNERS                                               $(205,420)  $(177,373)  $ (406,566)  $ (435,288)
                                                                 =========   =========   ==========   ==========

NET INCOME PER CLASS A WEIGHTED
  AVERAGE LIMITED PARTNER UNIT                                   $     .26   $     .21   $      .52   $      .47
                                                                 =========   =========   ==========   ==========

NET (LOSS) PER CLASS B WEIGHTED
  AVERAGE LIMITED PARTNER UNIT                                   $    (.39)  $    (.32)  $     (.76)  $     (.77)
                                                                 =========   =========   ==========   ==========

CASH DISTRIBUTION PER CLASS A
  LIMITED PARTNER UNIT                                           $     .24   $     .23   $      .48   $      .48
                                                                 =========   =========   ==========   ==========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     AND THE SIX MONTHS ENDED JUNE 30, 2000

                                               Limited Partners
                              --------------------------------------------------
                                       Class A                    Class B            Total
                              ---------------------------   --------------------    Partners'
                                Units         Amounts        Units      Amounts      Capital
                              ---------       -----------   -------   ----------   -----------

BALANCE, December 31, 1998    2,125,804       $18,227,829   587,087   $4,252,776   $22,480,605

Net income (loss)                     0         2,084,229         0     (891,911)    1,192,318
Partnership distributions             0        (2,054,089)        0            0    (2,054,089)
Class B conversions              41,162           295,231   (41,162)    (295,231)            0
                              ---------       -----------   -------   ----------   -----------
BALANCE, December 31, 1999    2,166,966        18,553,200   545,925    3,065,634    21,618,834

Net income (loss)                     0         1,120,748         0     (406,566)      714,182
Partnership distributions             0        (1,049,162)        0            0    (1,049,162)
Class B conversions              19,735           107,884   (19,735)    (107,884)            0
                              ---------       -----------   -------   ----------   -----------
BALANCE, June 30, 2000        2,186,701       $18,732,670   526,190   $2,551,184   $21,283,854
                              =========       ===========   =======   ==========   ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS



                                                                                       Six Months Ended
                                                                                   -------------------------
                                                                                     June 30,      June 30,
                                                                                       2000          1999
                                                                                   ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $   714,182   $   591,040
  Adjustments to reconcile net income to net cash used in operating activities:
    Changes in assets and liabilities:
      Equity in earnings of joint ventures                                            (764,033)     (660,370)
      Amortization of organization costs                                                     0         3,125
      Decrease in account payable                                                            0        (3,500)
      Decrease in prepaid expenses and other assets                                          0           851
                                                                                   -----------   -----------
        Net cash used in operating activities                                          (49,851)      (68,855)
                                                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                                         1,061,819     1,122,151
  Investment in joint ventures                                                         (38,489)            0
                                                                                   -----------   -----------
        Net cash provided by investing activities                                    1,023,330     1,122,151
                                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to partners from accumulated earnings                                (1,026,866)   (1,064,459)
                                                                                   -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (53,387)      (11,163)

CASH AND CASH EQUIVALENTS, beginning of year                                           278,514       270,262
                                                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                                           $   225,127   $   259,099
                                                                                   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Deferred project costs applied to joint venture property                         $     1,604   $         0
                                                                                   ===========   ===========



           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.


                     (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS


                                 JUNE 30, 2000

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

     On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Status Units, and 596,792 Class B Status Units, held by a total of 1,593 and 219 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees and expenses, payment of $4,069,338 in selling commissions and organization and offering expenses, and an aggregate investment of $21,754,886 in the Fund X-XI Joint Venture and the Fund IX-X-XI-REIT Joint Venture, as of June 30, 2000, the Partnership was holding net offering proceeds of $219,531 available for investment in properties.

     As of June 30, 2000, the Partnership owned interests in properties through its ownership in the following joint ventures: (i) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P., and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), and (ii) Fund X-XI Associates, a joint venture between the Partnership and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"). Wells Operating Partnership, L.P. ("Wells OP") is a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its general partner.

     As of June 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two-story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture;
     (iii) a three-story office building located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a one-story warehouse facility located in Ogden, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (v) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a one-story office and warehouse building located in Fountain Valley, California (the "Cort

     Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P.; and (vii) a two-story warehouse and office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Joint Venture (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP.

     (b) Basis of Presentation

     The financial statements of Wells Real Estate Fund X, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999

2.   INVESTMENT IN JOINT VENTURES

     The Partnership owns interests in seven office buildings as of June 30, 2000 through its ownership in the Fund IX-X-XI-REIT Joint Venture and the Fund X-XI Joint Venture. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on its investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1999.

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of June 30, 2000, the developed properties owned by the Partnership were 100% occupied, as compared to 99.7% occupied at June 30, 1999. Gross revenues of the Partnership increased to $764,033 from $660,370 for the six months ended June 30, 2000 and 1999, respectively. The increase was primarily due to increased earnings from the Fund IX-X-XI-REIT and the Fund X-XI Joint Ventures. Expenses of the Partnership decreased to $49,851 for the six months ended June 30, 2000, as compared to $69,330 for the six months ended June 30, 1999. This decrease was due largely to a decrease in partnership administration expenses in general and more specifically administrative salaries.

     Net income per unit for Class A Limited Partners was $.26 for the three months ended June 30, 2000 and $.21 for 1999. Net loss per unit for Class B Limited Partners was $.39 for the three months ended June 30, 2000 as compared to $.32 for the same period in 1999.

     The Partnership's distribution per unit for Class A Limited Partners for the second quarter of 2000 was $.24 per unit as compared to $.23 for the same period in 1999.

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

     The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of June 30, 2000, the Partnership was holding $219,531 available for investment in additional properties.

2.   PROPERTY OPERATIONS

     As of June 30, 2000, the Partnership owned interests in the following operational properties:

                The ABB Building/Fund IX-X-XI-REIT Joint Venture

                                                 Three Months Ended     Six Months Ended
                                                --------------------  --------------------
                                                 June 30,   June 30,  June 30,    June 30,
                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
     Revenues:
       Rental income                            $291,417   $261,987   $606,582   $522,079
       Interest income                            15,976     16,681     33,704     31,741
                                                --------   --------   --------   --------
                                                 307,393    278,668    640,286    553,820
                                                --------   --------   --------   --------
     Expenses:
       Depreciation                               98,454    134,100    196,908    268,200
       Management and leasing expenses            23,395     29,504     75,955     61,406
       Other operating expenses                   (9,264)    25,829    (42,634)     3,707
                                                --------   --------   --------   --------
                                                 112,585    189,433    230,229    333,313
                                                --------   --------   --------   --------
     Net income                                 $194,808   $ 89,235   $410,057   $220,507
                                                ========   ========   ========   ========

     Occupied percentage                             100%     98.28%       100%     98.28%
                                                ========   ========   ========   ========

     Partnership's ownership percentage            48.27%     48.45%     48.27%     48.45%
                                                ========   ========   ========   ========

     Cash distribution to the Partnership       $141,532   $118,000   $291,023   $235,727
                                                ========   ========   ========   ========

     Net income allocated to the Partnership    $ 93,994   $ 81,233   $197,790   $161,611
                                                ========   ========   ========   ========

     Rental income increased in 2000, over 1999, due primarily to the increased occupancy level of the property. Total expenses decreased due to a decrease in depreciation expense. This decrease resulted from an accelerated depreciation on tenant improvement for a short term lease in 1999 for 23,092 square feet. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Net income and cash distributions increased in 2000, over 1999, due to a combination of increased rental income and decreased expenses.

     Even though the Partnership made additional cash distributions to the IX-X-XI-REIT Joint Venture during the second quarter of 2000, their ownership interest decreased due to greater cash contributions by Wells Fund IX.

           The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture

                                                Three Months Ended          Six Months Ended
                                              ----------------------     ----------------------
                                              June 30,      June 30,     June 30,      June 30,
                                                2000          1999         2000          1999
                                              --------      --------     --------      --------
     Revenues:
       Rental income                          $145,752      $145,752     $291,504      $291,504
                                              --------      --------     --------      --------
     Expenses:
       Depreciation                             45,801        45,801       91,602        91,602
       Management and leasing expenses           5,370         5,370       10,740        10,739
       Other operating expenses                  4,538         9,184        8,019        12,198
                                              --------      --------     --------      --------
                                                55,709        60,355      110,361       114,539
                                              --------      --------     --------      --------
     Net income                               $ 90,043      $ 85,397     $181,143      $176,965
                                              ========      ========     ========      ========
     Occupied percentage                           100%          100%         100%          100%
                                              ========      ========     ========      ========

     Partnership's ownership percentage          48.27%        48.45%       48.27%        48.45%
                                              ========      ========     ========      ========

     Cash distributed to the Partnership      $ 59,992      $ 57,996     $120,936      $119,968
                                              ========      ========     ========      ========

     Net income allocated to the Partnership  $ 43,446      $ 41,379     $ 87,376      $ 86,470
                                              ========      ========     ========      ========

     Rental income, depreciation and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses are slightly lower, due primarily to a one-time charge for consulting fees in 1999 which did not occur in 2000.

     Even though the Partnership made additional cash contributions to the IX-X-XI-REIT Joint Venture during the second quarter of 2000, their ownership interest decreased due to greater cash contributions by Wells Fund IX.

              The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                Three Months Ended          Six Months Ended
                                              ----------------------     ----------------------
                                              June 30,      June 30,     June 30,      June 30,
                                                2000          1999         2000          1999
                                              --------      --------     --------      --------
     Revenues:
       Rental income                          $256,828      $256,829     $513,657      $513,657
                                              --------      --------     --------      --------
     Expenses:
       Depreciation                             81,576        81,576      163,152       163,152
       Management and leasing expenses          11,829        12,058       28,830        23,675
       Other operating expenses                 53,401        (4,450)      80,995        (4,087)
                                              --------      --------     --------      --------
                                               146,806        89,184      272,977       182,740
                                              --------      --------     --------      --------
     Net income                               $110,022      $167,645     $240,680      $330,917
                                              ========      ========     ========      ========

     Occupied percentage                           100%          100%         100%          100%
                                              ========      ========     ========      ========

     Partnership's ownership percentage          48.27%        48.45%       48.27%        48.45%
                                              ========      ========     ========      ========

     Cash distribution to the Partnership     $ 89,676      $118,000     $189,269      $235,727
                                              ========      ========     ========      ========

     Net income allocated to the Partnership  $ 53,965      $ 81,233     $116,070      $161,611
                                              ========      ========     ========      ========

     Net income decreased in 2000, as compared to 1999, due to an overall increase in expenses. Operating expenses increased significantly due in part to a significant rise in real estate taxes which stemmed from the revaluation of the property by Boulder County authorities in 1999. A later reduction in taxes due to an appeal in 2000 was offset by a common area maintenance reimbursement credit to the tenant.

     Even though the Partnership made additional cash contributions to the IX-X-XI-REIT Joint Venture during the second quarter of 2000, their ownership interest decreased due to greater cash contributions by Wells Fund IX.

          The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                                Three Months Ended          Six Months Ended
                                              ----------------------     ----------------------
                                              June 30,      June 30,     June 30,      June 30,
                                                2000          1999         2000          1999
                                              --------      --------     --------      --------
     Revenues:
       Rental income                          $222,255      $207,758     $428,444      $414,279
                                              --------      --------     --------      --------
     Expenses:
       Depreciation                           $ 71,670      $ 71,670     $143,340       143,340
       Management and leasing expenses          35,810        17,755       56,717        35,619
       Other operating cost                    (35,614)       12,884      (52,534)       10,633
                                              --------      --------     --------      --------
                                                71,866       102,309      147,523       189,592
                                              --------      --------     --------      --------
     Net income                               $150,389      $105,449     $280,921      $224,687
                                              ========      ========     ========      ========

     Occupied percentage                           100%          100%         100%          100%
                                              ========      ========     ========      ========

     Partnership's ownership percentage          48.27%        48.45%       48.27%        48.45%
                                              ========      ========     ========      ========

     Cash distribution to the Partnership     $107,798      $ 85,100     $205,955      $178,238
                                              ========      ========     ========      ========

     Net income allocated to the Partnership  $ 72,564      $ 51,096     $135,508      $109,689
                                              ========      ========     ========      ========

     Rental income increased due to a tenant occupying additional space previously leased to another tenant at a lower rate. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenants. Due to these CAM reimbursements, management and leasing fees increased since these fees are charged only on actual receipts received.

     Cash distributions and net income allocated to the Partnership for the quarter ended June 30, 2000 increased in 2000, over 1999, due to an increase in net income. Even though the Partnership made additional cash contributions to the IX-X-XI-REIT Joint Venture during the second quarter of 2000, their ownership interest decreased due to greater cash contributions by Wells Fund IX.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                                Three Months Ended          Six Months Ended
                                              ----------------------     ----------------------
                                              June 30,      June 30,     June 30,      June 30,
                                                2000          1999         2000          1999
                                              --------      --------     --------      --------
     Revenues:
       Rental income                          $168,250      $123,873     $336,500      $247,746
                                              --------      --------     --------      --------
     Expenses:
       Depreciation                             55,062        48,495      110,124        96,990
       Management and leasing expenses           7,280         3,735       14,560         9,338
       Other operating expenses                  5,219         4,238       10,367         2,525
                                              --------      --------     --------      --------
                                                67,561        56,468      135,051       108,853
                                              --------      --------     --------      --------
     Net income                               $100,689      $ 67,405     $201,449      $138,893
                                              ========      ========     ========      ========

     Occupied percentage                           100%          100%         100%          100%
                                              ========      ========     ========      ========

     Partnership's ownership percentage          48.27%        48.45%       48.27%        48.45%
                                              ========      ========     ========      ========

     Cash distributed to the Partnership      $ 72,817      $ 54,283     $145,624      $112,743
                                              ========      ========     ========      ========

     Net income allocated to the Partnership  $ 48,582      $ 32,661     $ 97,170      $ 68,643
                                              ========      ========     ========      ========

     Rental income increased in 2000, as compared to 1999, due to the completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000, over 1999, due to an increase in depreciation and real estate tax expenses relating to the new parking lot. Cash distributions increased in 2000, over 1999, due primarily to the increase in net income. Even though the Partnership made additional cash contributions to the IX-X-XI-REIT Joint Venture during the second quarter of 2000, their ownership interest decreased due to greater cash contributions by Wells Fund IX.

                Cort Building/Wells/Orange County Joint Venture

                                                      Three Months Ended          Six Months Ended
                                                    ----------------------     ----------------------
                                                    June 30,      June 30,     June 30,      June 30,
                                                      2000          1999         2000          1999
                                                    --------      --------     --------      --------
     Revenues:
        Rental income                               $198,886      $198,886     $397,771      $397,771
                                                    --------      --------     --------      --------
      Expenses:
        Depreciation                                  46,641        46,641       93,282        93,282
        Management and leasing expenses                7,590         7,590       15,180        15,180
        Other operating expenses                      (7,241)       (5,281)       3,930        13,453
                                                    --------      --------     --------      --------
                                                      46,990        59,512      112,392       121,915
                                                    --------      --------     --------      --------
      Net Income                                    $151,896      $139,374     $285,379      $275,856
                                                    ========      ========     ========      ========
      Occupied percentage                                100%          100%         100%          100%
                                                    ========      ========     ========      ========

      Partnership's ownership percentage                32.8%         32.8%        32.8%         32.8%
                                                    ========      ========     ========      ========

      Cash distributed to the Partnership           $ 62,123      $ 58,015     $118,206      $115,082
                                                    ========      ========     ========      ========

      Net Income allocated to the Partnership       $ 49,078      $ 45,715     $ 93,938      $ 90,481
                                                    ========      ========     ========      ========

     Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses were lower due to an increase in CAM reimbursements billed in 2000 to the tenants. Tenants are billed an estimated amount for common area maintenance which is then reconciled the following year, and the difference is billed to the tenant.

                 Fairchild Building/Wells/Fremont Joint Venture

                                                    Three Months Ended          Six Months Ended
                                                  ----------------------     ----------------------
                                                  June 30,      June 30,     June 30,      June 30,
                                                    2000          1999         2000          1999
                                                  --------      --------     --------      --------
     Revenues:
       Rental income                              $225,195      $225,211     $450,390      $450,421
                                                  --------      --------     --------      --------
     Expenses:
       Depreciation                                 71,382        71,382      142,764       142,764
       Management and leasing expenses               9,175         9,343       18,350        18,667
       Other operating expenses                      2,842         6,315        6,612         7,315
                                                  --------      --------     --------      --------
                                                    83,399        87,040      167,726       168,746
                                                  --------      --------     --------      --------
     Net income                                   $141,796      $138,171     $282,664      $281,675
                                                  ========      ========     ========      ========

     Occupied percentage                               100%          100%         100%          100%
                                                  ========      ========     ========      ========

     Partnership's ownership percentage               12.8%         12.8%        12.8%         12.8%
                                                  ========      ========     ========      ========

     Cash distributed to the Partnership          $ 26,280      $ 25,055     $ 52,442      $ 50,792
                                                  ========      ========     ========      ========

     Net income allocated to the Partnership      $ 18,150      $ 17,686     $ 36,181      $ 36,054
                                                  ========      ========     ========      ========

     Rental income, net income and distributions to the Partnership remained stabled in 2000, as compared to 1999.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the second quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE FUND X, L.P.
                                        (Registrant)
Dated:  August 11, 2000                 By: /s/ Leo F. Wells, III
                                            ---------------------
                                        Leo F. Wells, III, as Individual
                                        General Partner, and as President,
                                        and Chief Financial Officer
                                        of Wells Capital, Inc., the
                                        General Partner of Wells Partners, L.P.