Form 10-Q
period 2000-09-30
WELLS REAL ESTATE FUND X L P
filed 2000-11-13
CIK 1018215

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                September 30, 2000            or
                              ----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _______________________ to _____________________

Commission file number                         0-23719
                      ----------------------------------------------------------

                        WELLS REAL ESTATE FUND X, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                          Georgia                                                        58-2250093
-----------------------------------------------------------------     --------------------------------------------------
 (State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification Number)


        6200 The Corners Pkwy., Norcross, Georgia                                          30092
-----------------------------------------------------------------    ---------------------------------------------------
         (Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code                                     (770) 449-7800
                                                                     ---------------------------------------------------

________________________________________________________________________________
 (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                  No
             ---------                  ________

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)

                                     INDEX

                                                                       Page No.
                                                                      ----------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets--September 30, 2000 and December 31, 1999       3

           Statements of Income for the Three and Nine Months Ended
              September 30, 2000 and 1999                                 4

           Statements of Partners' Capital for the Year Ended
              December 31, 1999 and for the Nine Months Ended
              September 30, 2000                                          5

           Statements of Cash Flows for the Nine Months Ended
              September 30, 2000 and 1999                                 6

           Condensed Notes to Financial Statements                        7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8

PART II.   OTHER INFORMATION                                             17

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS


                                                                                September 30,       December 31,
                                                                                     2000               1999
                                                                               ---------------     ---------------
ASSETS:
    Investment in joint ventures (Note 2)                                        $  20,884,457       $  21,341,949
    Cash and cash equivalents                                                          193,234             278,514
    Due from affiliates                                                                570,361             498,296
    Deferred project costs                                                              15,088              18,363
    Prepaid expenses                                                                    13,101                   0
                                                                               ---------------     ---------------
                 Total assets                                                    $  21,676,241       $  22,137,122
                                                                               ===============     ===============


LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
    Partnership distribution payable                                             $     545,385       $     518,288
                                                                               ---------------     ---------------
Partners' capital:
    Limited partners:
       Class A--2,198,001 units outstanding at September 30, 2000 and
           2,166,966 units at December 31, 1999                                     18,851,044          18,553,200
       Class B--514,890 units outstanding at September 30, 2000 and
           545,925 units at December 31, 1999                                        2,279,812           3,065,634
                                                                               ---------------     ---------------
           Total partners' capital                                                  21,130,856          21,618,834
                                                                               ---------------     ---------------
           Total liabilities and partners' capital                               $  21,676,241       $  22,137,122
                                                                               ===============     ===============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME


                                                         Three Months Ended                Nine Months Ended
                                                  -------------------------------   -------------------------------
                                                   September 30,    September 30,    September 30,    September 30,
                                                        2000            1999             2000             1999
                                                  --------------   --------------   --------------   --------------
REVENUES:
   Equity in income of joint ventures
   Interest income                                  $    390,694      $   350,686     $  1,154,727     $  1,011,056
                                                           6,504                0            6,504                0
                                                  --------------   --------------   --------------   --------------
                                                         397,198          350,686        1,161,231        1,011,056
EXPENSES:

   Computer costs                                          2,354            2,558            8,447            7,625
   Partnership administration                             11,417            8,488           38,682           54,124
   Legal and accounting                                      615            3,892           17,108           19,394
   Amortization of organization costs                          0            4,687                0            7,812
                                                  --------------   --------------   --------------   --------------
                                                          14,386           19,625           64,236           88,955
                                                  --------------   --------------   --------------   --------------
NET EARNINGS                                        $    382,812      $   331,061     $  1,096,994     $    922,101
                                                  ==============   ==============   ==============   ==============

NET INCOME ALLOCATED TO CLASS A LIMITED
   PARTNERS                                         $    590,666      $   557,270     $  1,711,414     $  1,583,598
                                                  ==============   ==============   ==============   ==============

NET LOSS ALLOCATED TO CLASS B LIMITED
   PARTNERS                                         $   (207,854)     $  (226,209)    $   (614,420)    $   (661,497)
                                                  ==============   ==============   ==============   ==============

NET INCOME PER CLASS A WEIGHTED AVERAGE
   LIMITED PARTNER UNIT                             $       0.27      $      0.26     $       0.78     $       0.73
                                                  ==============   ==============   ==============   ==============

NET LOSS PER CLASS B WEIGHTED AVERAGE
   LIMITED PARTNER UNIT                             $      (0.40)     $     (0.41)    $      (1.19)    $      (1.19)
                                                  ==============   ==============   ==============   ==============

CASH DISTRIBUTION PER CLASS A LIMITED
   PARTNER UNIT                                     $       0.24      $      0.24     $       0.72     $       0.72
                                                  ==============   ==============   ==============   ==============


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1999

                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                      Limited Partners
                                            -----------------------------------------------------
                                                        Class A                     Class B               Total
                                            ----------------------------   ----------------------       Partners'
                                                 Units         Amounts       Units       Amounts         Capital
                                            -------------   ------------   ---------   ----------     ------------
BALANCE, December 31, 1998                     2,125,804    $ 18,227,829     587,087   $ 4,252,776    $ 22,480,605

   Net income (loss)                                   0       2,084,229           0      (891,911)      1,192,318
   Partnership distributions                           0      (2,054,089)          0             0      (2,054,089)
   Class B conversions                            41,162         295,231     (41,162)     (295,231)              0
                                            ------------    ------------   ---------   -----------    ------------
BALANCE, December 31, 1999                     2,166,966      18,553,200     545,925     3,065,634      21,618,834

   Net income (loss)                                   0       1,711,414           0      (614,420)      1,096,994
   Partnership distributions                           0      (1,584,972)          0             0      (1,584,972)
   Class B conversions                            32,035         179,955     (32,035)     (179,955)              0
   Class A conversions                            (1,000)         (8,553)      1,000         8,553               0
                                            ------------    ------------   ---------   -----------    ------------
BALANCE, September 30, 2000                    2,198,001    $ 18,851,044     514,890   $ 2,279,812    $ 21,130,856
                                            ============    ============   =========   ===========    ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended
                                                                             ------------------------------------------
                                                                               September 30,            September 30,
                                                                                    2000                    1999
                                                                             ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $    1,096,994          $     922,101
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in earnings of joint ventures                                     (1,154,727)            (1,011,056)
           Amortization of organization costs                                                0                  7,812
           Changes in assets and liabilities:
              Prepaid expenses                                                         (13,101)                 1,850
              Accounts payable                                                               0                 (3,500)
                                                                                --------------          -------------
                 Net cash (used in) operating activities                               (70,834)               (82,793)
                                                                                --------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                       1,622,037              1,629,983
    Investment in joint ventures                                                       (78,608)                     0
                                                                                --------------          -------------
                 Net cash provided by investing activities                           1,543,429              1,629,983
                                                                                --------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners from accumulated earnings                             (1,157,875)            (1,558,232)
                                                                                --------------          -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (85,280)               (11,042)

CASH AND CASH EQUIVALENTS, beginning of year                                           278,514                270,262
                                                                                --------------          -------------
CASH AND CASH EQUIVALENTS, end of period                                        $      193,234          $     259,220
                                                                                ==============          =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
       Deferred project costs applied to joint venture property                 $        3,275          $           0
                                                                                ==============          =============


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund X, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. as General Partners. The Partnership was formed on September 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial properties.

     On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Status Units, and 596,792 Class B Status Units, held by a total of 1,593 and 219 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees and expenses, payment of $4,069,338 in selling commissions and organization and offering expenses, and an aggregate investment of $21,795,003 in the Fund X-XI Joint Venture and the Fund IX-X-XI-REIT Joint Venture, as of September 30, 2000, the Partnership was holding net offering proceeds of $179,414 available for investment in properties.

     As of September 30, 2000, the Partnership owned interests in properties through its ownership in the following joint ventures: (i) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P., and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), and (ii) Fund X-XI Associates, a joint venture between the Partnership and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"). Wells Operating Partnership, L.P. ("Wells OP") is a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its general partner.

     As of September 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville Building"), formerly the ABB Building, which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two-story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iii) a three-story office building located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a one-story warehouse facility located in Ogden, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture;
     (v) a one-story office building located in Oklahoma City, Oklahoma (the "Avaya Building"), formerly the Lucent Technologies Building, which is owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P.; and (vii) a two-story warehouse and office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Joint Venture (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP.

     (b) Basis of Presentation

     The financial statements of Wells Real Estate Fund X, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

2.   Investment in Joint Ventures

     The Partnership owns interests in seven office buildings as of September 30, 2000 through its ownership in the Fund IX-X-XI-REIT Joint Venture and the Fund X-XI Joint Venture. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on its investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1999.

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of September 30, 2000, the developed properties owned by the Partnership were 100% occupied, as compared to 99.7% occupied at September 30, 1999. Gross revenues of the Partnership increased to

     $1,161,231 from $1,011,056 for the nine months ended September 30, 2000 and 1999, respectively. This increase in revenues was primarily due to increased earnings from the Fund IX-X-XI-REIT, the Fund X-XI Joint Ventures, and interest income. Expenses of the Partnership decreased to $64,236 for the nine months ended September 30, 2000, as compared to $88,955 for the nine months ended September 30, 1999. This decrease was due largely to a decrease in partnership administration expenses and administrative salaries.

     Net income per unit for Class A Limited Partners was $.27 for the three months ended September 30, 2000 as compared to $.26 for the same period in 1999. Net loss per unit for Class B Limited Partners was $.40 for the three months ended September 30, 2000 as compared to $.41 for the same period in 1999.

     The Partnership's distributions for Class A Limited Partners for the third quarter of 2000 and 1999 were $.24 per unit.

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

     The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of September 30, 2000, the Partnership was holding $179,414 available for investment in additional properties.

2.   PROPERTY OPERATIONS

     As of September 30, 2000, the Partnership owned interests in the following operational properties:

       The Alstom Power-Knoxville Building (formerly the ABB Building)/
                        Fund IX-X-XI-REIT Joint Venture

                                                            Three Months Ended                  Nine Months Ended
                                                  ------------------------------------  ---------------------------------
                                                     September 30,     September 30,      September 30,     September 30,
                                                          2000             1999               2000             1999
                                                  -----------------  -----------------  ----------------   --------------
     Revenues:
         Rental income                               $     288,969      $    261,986       $   895,551        $  784,065
         Interest income                                    19,871            15,024            53,575            46,765
                                                  ----------------   ---------------    --------------     -------------
                                                           308,840           277,010           949,126           830,830
                                                  ----------------   ---------------    --------------     -------------
     Expenses:
         Depreciation                                       98,454           135,499           295,362           403,699
         Management and leasing expenses                    36,277            32,260           112,232            93,666
         Other operating expenses                          (26,544)          (17,097)          (69,178)          (13,390)
                                                  ----------------   ---------------    --------------     -------------
                                                           108,187           150,662           338,416           483,975
                                                  ----------------   ---------------    --------------     -------------
     Net income                                      $     200,653      $    126,348       $   610,710        $  346,855
                                                  ================   ===============    ==============     =============

     Occupied percentage                                       100%               98%              100%               98%
                                                  ================   ===============    ==============     =============

     Partnership's ownership percentage                      48.33%            48.45%            48.33%            48.45%
                                                  ================   ===============    ==============     =============

     Cash distribution to the Partnership            $     144,090      $    127,722       $   435,113        $  366,308
                                                  ================   ===============    ==============     =============

     Net income allocated to the Partnership         $      95,944      $     61,194       $   294,735        $  169,048
                                                  ================   ===============    ==============     =============

     Rental income increased in 2000, over 1999, due primarily to the increased occupancy level of the property. Total expenses decreased due to a decrease in depreciation expense. This decrease resulted from an accelerated depreciation on tenant improvement for a short-term lease in 1999 for 23,092 square feet. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Net income and cash distributions increased in 2000, over 1999, due to a combination of increased rental income and decreased expenses.

     Even though the Partnership made additional cash contributions to the IX-X-XI-REIT Joint Venture during the third quarter of 2000, its percentage ownership interest decreased due to greater cash contributions by Wells Fund IX.

        The Avaya Building (formerly the Lucent Technologies Building)/
                        Fund IX-X-XI-REIT Joint Venture

                                                       Three Months Ended                   Nine Months Ended
                                               -----------------------------------   ----------------------------------
                                                  September 30,     September 30,      September 30,     September 30,
                                                       2000             1999                2000             1999
                                               ----------------   ----------------   ---------------   ----------------
Revenues:
    Rental income                                 $   145,752       $   145,752         $   437,256       $   437,256
                                                -------------      ------------        ------------      ------------
Expenses:
    Depreciation                                       45,801            45,801             137,403           137,403
    Management and leasing expenses                     5,369             5,370              16,109            16,109
    Other operating expenses                            1,669             1,766               9,688            13,964
                                                -------------      ------------        ------------      ------------
                                                       52,839            52,937             163,200           167,476
                                                -------------      ------------        ------------      ------------
Net income                                        $    92,913       $    92,815         $   274,056       $   269,780
                                                =============      ============        ============      ============

Occupied percentage                                       100%              100%                100%              100%
                                                =============      ============        ============      ============

Partnership's ownership percentage                      48.33%            48.45%              48.33%            48.45%
                                                =============      ============        ============      ============

Cash distribution to the Partnership              $    61,458       $    61,561         $   182,394       $   181,528
                                                =============      ============        ============      ============

Net income allocated to the Partnership           $    44,889       $    44,952         $   132,265       $   131,423
                                                =============      ============        ============      ============


Rental income, depreciation and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses are slightly lower, due primarily to a one-time charge for consulting fees in 1999 which did not occur in 2000.

Even though the Partnership made additional cash contributions to the IX-X-XI-REIT Joint Venture during the third quarter of 2000, its percentage ownership interest decreased due to greater cash contributions by Wells Fund IX.

                Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                        Three Months Ended                     Nine Months Ended
                                               ------------------------------------    -----------------------------------
                                                  September 30,      September 30,       September 30,     September 30,
                                                       2000             1999                  2000             1999
                                               -----------------   ----------------    ----------------  -----------------
Revenues:
    Rental income                                  $    256,829       $   256,829          $   770,486      $    770,486
                                                  -------------      ------------         ------------     -------------
Expenses:
    Depreciation                                         81,576            81,576              244,728           244,728
    Management and leasing expenses                      12,826            11,618               41,656            35,293
    Other operating expenses                             (7,585)            3,899               73,410              (188)
                                                  -------------      ------------         ------------     -------------
                                                         86,817            97,093              359,794           279,833
                                                  -------------      ------------         ------------     -------------
Net income                                         $    170,012       $   159,736          $   410,692      $    490,653
                                                  =============      ============         ============     =============

Occupied percentage                                         100%              100%                 100%              100%
                                                  =============      ============         ============     =============

Partnership's ownership percentage                        48.33%            48.45%               48.33%            48.45%
                                                  =============      ============         ============     =============

Cash distribution to the Partnership               $    118,798       $   114,110          $   308,067      $    349,837
                                                  =============      ============         ============     =============

Net income allocated to the Partnership            $     82,139       $    77,362          $   198,209      $    238,973
                                                  =============      ============         ============     =============


Net income decreased in 2000, as compared to 1999, due to an overall increase in expenses. Operating expenses increased significantly due in part to a significant rise in real estate taxes, which stemmed from the revaluation of the property by Boulder County authorities in 1999. A later reduction in taxes resulting from an appeal in 2000 was offset by a common area maintenance reimbursement credit to the tenant.

Rental income remained stable for the three and nine months ended September 30, 2000, as compared to the same period in 1999. Total expenses decreased for the three-month period ended September 30, 2000, as compared to the same period for 1999, due largely to other operating expenses being negative. This was due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Cash distributions and net income allocated to the Partnership for the three-month period ended September 30, 2000 increased slightly, as compared to 1999.

Even though the Partnership made additional cash contributions to IX-X-XI-REIT Joint Venture during the third quarter of 2000, its percentage ownership interest decreased due to greater cash contributions by Wells Fund IX.

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture


                                                        Three Months Ended                     Nine Months Ended
                                               ------------------------------------    -----------------------------------
                                                  September 30,      September 30,       September 30,     September 30,
                                                       2000             1999                  2000             1999
                                               -----------------   ----------------    ----------------  -----------------
Revenues:
    Rental income                                 $    207,454        $    207,791        $   635,898        $   622,070
                                                 -------------      --------------      -------------      -------------
Expenses:
    Depreciation                                        71,670              71,670            215,010            215,010
    Management and leasing expenses                     27,019              18,899             83,736             54,518
    Other operating expenses                            (2,165)             (5,291)           (54,699)             5,342
                                                 -------------      --------------      -------------      -------------
                                                        96,524              85,278            244,047            274,870
                                                 -------------      --------------      -------------      -------------
Net income                                        $    110,930        $    122,513        $   391,851        $   347,200
                                                 =============      ==============      =============      =============

Occupied percentage                                        100%                100%               100%               100%
                                                 =============      ==============      =============      =============

Partnership's ownership percentage                       48.33%              48.45%             48.33%             48.45%
                                                 =============      ==============      =============      =============

Cash distribution to the Partnership              $     88,474        $     93,321        $   294,429        $   271,558
                                                 =============      ==============      =============      =============

Net income allocated to the Partnership           $     53,594        $     59,333        $   189,102        $   169,022
                                                 =============      ==============      =============      =============

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

Cash distributions and net income allocated to the Partnership for the quarter ended September 30, 2000 decreased in 2000, as compared to 1999, due to a decrease in net income. Even though the Partnership made additional cash contributions to the IX-X-XI-REIT Joint Venture during the third quarter of 2000, its percentage ownership interest decreased due to greater cash contributions by Wells Fund IX.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                                        Three Months Ended                     Nine Months Ended
                                               ------------------------------------    -----------------------------------
                                                  September 30,      September 30,       September 30,     September 30,
                                                       2000             1999                  2000             1999
                                               -----------------   ----------------    ----------------  -----------------
Revenues:
    Rental income                                 $    168,250         $   150,009        $    504,750       $    397,755
                                                 -------------       -------------       -------------      -------------
Expenses:
    Depreciation                                        55,062              48,495             165,186            145,485
    Management and leasing expenses                      7,319               8,291              21,879             17,629
    Other operating expenses                             2,253               1,290              12,620              3,815
                                                 -------------       -------------       -------------      -------------
                                                        64,634              58,076             199,685            166,929
                                                 -------------       -------------       -------------      -------------
Net income                                        $    103,616         $    91,933        $    305,065       $    230,826
                                                 =============       =============       =============      =============

Occupied percentage                                        100%                100%                100%               100%
                                                 =============       =============       =============      =============

Partnership's ownership percentage                       48.33%              48.45%              48.33%             48.45%
                                                 =============       =============       =============      =============

Cash distribution to the Partnership              $     74,328         $    66,137        $    219,952       $    177,591
                                                 =============       =============       =============      =============

Net income allocated to the Partnership           $     50,061         $    44,526        $    147,231       $    112,393
                                                 =============       =============       =============      =============

Rental income increased in 2000, as compared to 1999, due to the completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000, over 1999, due to an increase in depreciation and real estate tax expenses relating to the new parking lot. Cash distributions increased in 2000, over 1999, due primarily to the increase in net income.

Even though the Partnership made additional cash contributions to the Fund IX-X-XI-REIT Joint Venture during the third quarter of 2000, its percentage ownership interest decreased due to greater cash contributions by Wells Fund IX.

                Cort Building/Wells/Orange County Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 ------------------------------     ------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                 =============     ============     ============      ============
Revenues:
    Rental income                                    $198,885          $198,885         $596,656          $596,656
                                                 ------------      ------------     ------------      ------------
Expenses:
    Depreciation                                       46,641            46,641          139,923           139,923
    Management and leasing expenses                     8,701             7,590           23,881            22,770
    Other operating expenses                            6,445             5,993           10,375            19,446
                                                 ------------      ------------     ------------      ------------
                                                       61,787            60,224          174,179           182,139
                                                 ------------      ------------     ------------      ------------
Net income                                           $137,098          $138,661         $422,477          $414,517
                                                 ============      ============     ============      ============

Occupied percentage                                       100%              100%             100%              100%
                                                 ============      ============     ============      ============

Partnership's ownership percentage                       32.8%             32.8%            32.8%             32.8%
                                                 ============      ============     ============      ============

Cash distribution to the Partnership                 $ 57,269          $ 57,110         $175,475          $172,192
                                                 ============      ============     ============      ============

Net income allocated to the Partnership              $ 44,966          $ 45,491         $138,906          $135,973
                                                 ============      ============     ============      ============

Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses were lower in 2000 due to an increase in common area maintenance reimbursements billed in 2000 to the tenants. Tenants are billed an estimated amount for common area maintenance which is then reconciled the following year, and the difference is billed to the tenant.

                Fairchild Building/Wells/Fremont Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 ------------------------------     ------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                 -------------     ------------     ------------      ------------

Revenues:
    Rental income                                    $225,195          $225,210         $675,585          $675,631
                                                 ------------      ------------     ------------      ------------
Expenses:
    Depreciation                                       71,382            71,382          214,146           214,146
    Management and leasing expenses                     9,175             9,303           27,525            27,970
    Other operating expenses                            3,244             6,457            9,856            13,772
                                                 ------------      ------------     ------------      ------------
                                                       83,801            87,142          251,527           255,888
                                                 ------------      ------------     ------------      ------------
Net income                                           $141,394          $138,068         $424,058          $419,743
                                                 ============      ============     ============      ============

Occupied percentage                                       100%              100%             100%              100%
                                                 ============      ============     ============      ============

Partnership's ownership percentage                       12.8%             12.8%            12.8%             12.8%
                                                 ============      ============     ============      ============

Cash distribution to the Partnership                 $ 26,229          $ 26,507         $ 78,671          $ 77,299
                                                 ============      ============     ============      ============

Net income allocated to the Partnership              $ 18,098          $ 17,673         $ 54,279          $ 53,727
                                                 ============      ============     ============      ============

Rental income, net income and distributions to the Partnership remained stable in 2000, as compared to 1999.

                          PART II. OTHER INFORMATION


ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND X, L.P.
                                   (Registrant)
Dated:  November 10, 2000          By:  /s/ Leo F. Wells, III
                                        ---------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner, and as President,
                                   and Chief Financial Officer
                                   of Wells Capital, Inc., the
                                   General Partner of Wells Partners, L.P.