Form 10-K
period 2000-12-31
WELLS REAL ESTATE FUND X L P
filed 2001-03-28
CIK 1018215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                December 31, 2000                    or
                           --------------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to ____________________ to ____________________
Commission file number            0-23719

                        WELLS REAL ESTATE FUND X, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                        58-2250093
----------------------------------       ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway, Norcross, Georgia                    30092
----------------------------------------------       ---------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                     ---------------------------
Securities registered pursuant to Section 12 (b) of the Act:

          Title of each class               Name of exchange on which registered
------------------------------------     ---------------------------------------
                NONE                                        NONE
------------------------------------     ---------------------------------------

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

Yes  X    No   __
    ---

Aggregate market value of the voting stock held by nonaffiliates: Not Applicable
                                                                 ---------------

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

On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 25, 1997, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Status Units, and 596,792 Class B Status Units, held by a total of 1,593 and 219 Limited Partners respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in Acquisition and Advisory Fees and acquisition expenses, payment of $4,069,338 in selling commissions and organization and offering expenses, and an aggregate investment of $21,797,417 in the Fund X-XI Joint Venture and the Fund IX-X-XI-REIT Joint Venture as of December 31, 2000, the Partnership was holding net offering proceeds of $177,000 available for investment in properties.

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

ITEM 2.   PROPERTIES

As of December 31, 2000, the Partnership owned interests in properties through its ownership in the following joint ventures: Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), and Fund X-XI Associates, a joint venture among the Partnership and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"). Wells Operating Partnership, L.P. is a Delaware Limited Partnership having Wells Real Estate Investment Trust, Inc., (the "Wells REIT") a Maryland corporation, as its General Partner.

As of December 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville Building"), formerly the ABB Building, which is owned by the Fund IX-X-XI-REIT Joint Venture, (ii) a two-story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iii) a three-story office building located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building") which is owned by Fund IX-X-XI-REIT Joint Venture, (iv) a one-story warehouse facility located in Ogden, Utah ("Iomega Corporation Building") which is owned by Fund IX-X-XI-REIT Joint Venture, (v) a one-story office building located in Oklahoma City, Oklahoma (the "Avaya Building"), formerly the Lucent Technologies Building, which is owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a one-story office and warehouse building located in Fountain Valley, California (the "CORT Building"), which is owned by a joint venture (the "CORT Joint Venture") between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P., and (vii) a two-story warehouse and office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Joint Venture, a joint venture between Fund X-XI Joint Venture and Wells Operating Partnership, L.P.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 2000, assuming no exercise of renewal options or termination rights:

                                                                   Partnership       Percentage      Percentage
                   Number                                           Share of          of Total        of Total
   Year of           of          Square         Annualized         Annualized          Square        Annualized
    Lease          Leases         Feet          Gross Base         Gross Base           Feet         Gross Base
  Expiration      Expiring      Expiring         Rent (1)           Rent (1)          Expiring          Rent
--------------  ------------  ------------ -----------------  ------------------  --------------- ---------------
    2001              0                0        $        0         $        0             0.0%            0.0%
    2002              5           33,610           174,909             84,539             6.5             6.6
    2003(2)           2           69,146         1,003,330            361,372            13.4            28.1
    2004(3)           1           58,424           902,946            316,934            11.3            24.7
    2005(4)           1          106,750            83,710             40,460            20.6             3.2
    2007(5)           1           84,404         1,060,026            372,069            16.3            28.9
    2008(6)           1           57,186            44,748             21,128            11.1             1.7
    2009(7)           1          108,250           179,986             86,993            20.8             6.8
                ------------  ------------ -----------------  ------------------  --------------- ---------------
                     12          517,770        $3,449,655         $1,283,995           100.0%          100.0%
                ============  ============ =================  ==================  =============== ===============

              (1) Average monthly gross rent over the life of the lease, annualized.
              (2)  Expiration of CORT Furniture lease, Fountain Valley,
                   California.
              (3)  Expiration of Fairchild lease, Freemont, California.
              (4)  Expiration of Ohmeda lease, Louisville, Colorado.
              (5) Expiration of Alstom Power-Knoxville lease, Knoxville, Tennessee.
              (6)  Expiration of Avaya lease, Oklahoma City, Oklahoma.
              (7)  Expiration of Iomega lease, Ogden, Utah.

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

         The Fund IX-X Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture had previously acquired and owned the following three properties: (i) the Alstom Power Building, formerly the ABB Building, located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and
         (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Avaya Building, formerly the Lucent Technologies Building, located in Oklahoma City, Oklahoma County, Oklahoma. On July 1, 1998, the Partnership contributed the Iomega building located in Ogden, Weber County, Utah to the Fund IX-X-XI-REIT Joint Venture.

         As of December 31, 2000, the Partnership had contributed $18,501,185 and held an approximate 48.3% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December 31, 2000, Wells Fund IX had an approximate 39.1% equity interest, Wells Fund XI had an approximate 8.8% equity interest, and Wells OP held an approximate 3.7% equity interest in the Fund IX-X-XI-REIT Joint Venture.

         The Alstom Power-Knoxville Building

         On March 20, 1997, the Fund IX-X Joint Venture began construction on a three-story office building containing approximately 84,404 rentable square feet (the "Alstom Power Building") on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee. The land purchase and construction costs, totaling approximately $8,137,994 were funded by capital contributions of $3,916,021 by the Partnership, and $4,221,973 by Wells Fund IX.

         Alstom Power, Inc., successor in interest to ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its lease space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing in December 1997. Alstom Power has the option under its lease to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, Alstom Power is required to pay additional rent equal to its share of operating expenses during the lease term.

         Commencing December 1, 1999, ABB Environmental exercised its right of first refusal to lease an additional 23,992 square feet of space vacated by the Associates in September 1999. This addition increased their rentable floor area from 57,831 square feet to 81,823 square feet. On May 19, 2000, Alstom Power, Inc. executed the third amendment to the lease agreement for the remaining 2,581 square feet of rentable floor area on the second floor of the building. Accordingly, Alstom Power now occupies 100% of the building, and will pay lease rent at the same terms and conditions of their original lease.

         The average effective annual rental per square foot at the Alstom Power Building was $14.05 for 2000, $11.82 for 1999, $9.97 for 1998, and
         $8.16 for 1997, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 98% for 1999, and 95% for 1998.

         Ohmeda Building

         On February 13, 1998, Fund IX-X Joint Venture acquired a two story office building that was completed in 1988 with approximately 106,750 rentable square feet (the "Ohmeda Building") on a 15-acre tract of land located in Louisville, Boulder County, Colorado from Lincor Centennial Ltd., a Colorado limited partnership. The purchase price for the Ohmeda Building was $10,325,000. The Fund IX-X Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees and other closing costs. As of December 31, 2000, the Partnership had contributed $6,900,878 and Wells Fund IX had contributed $3,460,192 to this project.

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

         The average effective annual rental per square foot at the Ohmeda Building was $9.62 for 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999, and 1998.

         360 Interlocken Building

         On March 20, 1998 the IX-X Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet (the "360 Interlocken Building") on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000 excluding acquisition costs. The project was funded by capital contributions of $1,674,271 by the Partnership and $6,642,466 by Wells Fund IX.

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

         The average effective annual rental per square foot at the 360 Interlocken Building was $16.23 for 2000, $15.97 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999, and 1998.

         Avaya Building (formerly Lucent Technologies Building)

         On May 30, 1997, the Fund IX-X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Avaya Building"). On June 24, 1998, the Fund IX-X Joint Venture purchased this property for a purchase price of $5,504,276. The purchase price was funded by capital contributions of $950,392 by the Partnership, $657,804 by Fund IX, $2,482,810 by Fund XI and $1,421,466 by Wells OP.

         Avaya has occupied the entire Avaya Building. The initial term of the lease is ten years commencing January 5, 1998. Avaya has the option to extend the initial term of the lease for two additional five-year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installments of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extendable term will be at market rental rates. In addition to the base rent, Avaya will be required to pay additional rent equal to its share of operating expenses during the lease term.

         The average effective annual rental per square foot at the Avaya Building was $10.19 for 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999, and 1998.

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

         The average effective annual rental per square foot at the Iomega Building was $5.18 for 2000 and 1999, and $4.60 for 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999, and 1998.

         Fund X-XI Joint Venture

         On July 17, 1998 the Partnership and Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund X and Fund XI Associates (the "Fund X-Fund XI Joint Venture"). The investment objectives of Wells Fund XI are substantially identical to those of the Partnership. As of December 31, 2000 the Partnership had contributed $3,296,233 and Wells Fund XI had contributed $2,398,767 for total contributions of $5,695,000 to the Fund X-Fund XI Joint Venture. At this time, the Partnership's equity interest in the Fund X-Fund-XI Joint Venture is approximately 58% and the Wells Fund XI's equity interest in the Fund X-Fund-XI Joint Venture is approximately 42%.

         Wells/Fremont Joint Venture-Fairchild Building

         On July 15, 1998, Wells OP entered into a joint venture agreement known as Wells/Fremont Associates ("Fremont Joint Venture") with Wells Development Corporation, a Georgia Corporation ("Wells Development"). Wells Development is an affiliate of the Partnership and its General Partners. On July 21, 1998, the Fremont Joint Venture acquired the Fairchild Building, a 58,424 square-foot warehouse and office building located in Fremont, California, for a purchase price of $8,900,000 plus acquisition expenses of approximately $60,000. The Partnership contributed $1,000,000, Wells Fund XI contributed $1,000,000, and Wells OP contributed $6,900,000 towards the purchase of this building.

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

         On October 8, 1998, the Fund X-XI Joint Venture exercised its rights under the Fremont Joint Venture contract and purchased Wells Development's interest in the Fremont Joint Venture and became partner with Wells OP in the ownership of the Fairchild Building. As of December 31, 2000, Wells OP had contributed $6,983,110 and held an approximate 78% equity percentage interest in the Fremont Joint Venture, and Fund X-XI had contributed $2,000,00 and held an approximate 22% equity percentage interest in the Fremont Joint Venture.

         The average effective annual rental per square foot at the Fairchild Building was $15.46 for 2000, 1999, and 1998 the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999, and 1998.

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

         As of December 31, 2000, Wells OP had made total capital contributions of $2,871,430 and held an approximate 44% equity percentage interest in the Cort Joint Venture and, Fund X-XI Joint Venture, had contributed $3,695,000 and held an approximate 56% equity percentage interest in the Cort Joint Venture.

         The average effective annual rental per square foot at the Cort Building was $15.30 for 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999, and 1998.

ITEM 3.   LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Limited Partners for the year 2000.

                                    PART II


ITEM 5.   MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.

The offering for sale of Units in the Partnership terminated on December 30, 1997, at which time the Partnership had 2,116,099 outstanding Class A Status Units held by a total of 1,588 Limited Partners and 596,792 outstanding Class B Status Units held by a total of 218 Limited Partners. As of February 28, 2001, the Partnership had 2,255,001 outstanding Class A Units held by a total of 1,623 Limited Partners and 457,890 outstanding Class B Units held by a total of 187 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 2000 to be $9.79 per A unit and $12.57 per B unit based on market conditions existing in early December 2000. The methodology used for this valuation was to estimate the amount a holder of Partnership Units would receive if the Partnership's properties were all sold in the ordinary course of business as of December 31, 2000, and the proceeds from such sales (without reduction for selling expenses), together with Partnership funds held as of such date, were distributed in a liquidation of the Partnership. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

Class A status Limited Partners are entitled to a distribution from net Cash from operations, as defined in the partnership agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of net cash from Operations distributed. Thereafter, the Limited Partners holding Class A status units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No net cash from operations will be distributed to Limited Partners holding Class B Status Units. Holders of Class A Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, and amortization deductions. These deductions will be allocated to the Class B status units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 2000.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during 1999 and 2000 were as follows:

                                                               Per Class A Status Unit
                                       -------------------------------------------------------------------
              Distribution for            Total Cash         Investment       Return of         General
               Quarter Ended              Distributed          Income          Capital          Partner
           ---------------------       -----------------  ---------------- ---------------   -------------
           March 31, 1999                   $535,660            $0.25             $0.00           $0.00
           June 30, 1999                     496,960             0.23              0.00            0.00
           September 30, 1999                512,766             0.24              0.00            0.00
           December 31, 1999                 508,704             0.23              0.00            0.00
           March 31, 2000                    516,153             0.24              0.00            0.00
           June 30, 2000                     533,009             0.24              0.00            0.00
           September 30, 2000                535,810             0.24              0.00            0.00
           December 31, 2000                 559,875             0.26              0.00            0.00

The fourth quarter distribution was accrued for accounting purposes in 2000, and was not actually paid to Limited Partners until February 2001. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status Units will continue in 2001 at a level at least comparable with 2000 cash distributions on an annual basis.

ITEM 6.   SELECTED FINANCIAL DATA

The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on February 4, 1997, and accordingly, there is no comparative financial data available from prior fiscal years.

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 2000, 1999, 1998, and 1997:

                                                       2000              1999             1998              1987
                                                 ---------------   ---------------   ---------------  ---------------
Total assets                                       $21,523,616       $22,137,122       $23,016,105      $23,716,744
Total revenues                                       1,557,518         1,309,281         1,204,597          372,507
Net income                                                   0         1,192,318         1,050,329          278,025
Net loss allocated to General Partners               1,476,180                 0              (338)            (162)
Net income allocated to Class A Limited
    Partners                                         2,292,724         2,084,229         1,779,191          302,862
Net loss allocated to Class B Limited
    Partners                                          (816,544)         (891,911)         (728,524)         (24,675)
Net income per weighted average (1) Class A
    Limited Partner unit                           $      1.04       $      0.97       $      0.85      $      0.28
Net loss per weighted average (1) Class B
    Limited Partner unit                                 (1.59)            (1.60)            (1.23)           (0.09)
Cash distribution per weighted average (1)
    Class A Limited Partner unit investment
    income                                                0.98              0.95              0.78             0.27
Return of capital                                         0.00              0.00              0.00             0.00

     (1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units were being purchased or converted by Limited Partners in the Partnership.

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

Results of Operations and Changes in Financial Conditions

General

The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997 at which time the Partnership had sold 2,116,099 Class A Status Units and 596,792 Class B Status Units, held by a total of 1,588 and 218 Class A and Class B Limited Partners, respectively, for total Limited Partner contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees, payment of $4,069,338 in selling commissions and organization and offering expenses, investment of $18,501,184 in the Fund IX-X-XI-REIT Joint Venture, and investment of $3,296,233 in the Fund X-XI Joint Venture as of December 31, 2000, the Partnership was holding net offering proceeds of $177,000 available for investment in properties.

Gross revenues of the Partnership were $1,557,518, $1,309,281, and $1,204,597 for the twelve months ended December 31, 2000, 1999, and 1998, respectively, and were attributable primarily to increased income from joint ventures as a result of increased revenues at Alstom Power due to increased occupancy and decreased expenses.

Expenses of the Partnership were $81,338, $116,963, and $154,268 for the twelve months ended December 31, 2000, 1999, and 1998, respectively, and consisted primarily of legal, accounting, deprecation and partnership administrative costs. Expenses decreased in 2000, as compared to 1999, because of the total write off of amortization and organizational costs which were previously capitalized in 1999 in accordance with accounting pronouncements ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." Net income of the Partnership was $1,476,180 for the twelve months ended December 31, 2000, $1,192,318 for the twelve months ended December 31, 1999, and $1,050,329 for the twelve months ended December 31, 1998. The Partnership made cash distributions of investment income to Limited Partners holding Class A Status Units of $0.98 for Class A Status Unit for the year ended December 31, 2000, $0.95 per Class A Status Unit for the year ended December 31, 1999, and $0.78 per Class A Status Unit for the year ended December 31, 1998. The General Partners anticipate distributions per unit to Limited Partners holding Class A Status Units will continue in 2001 at a level at least comparable with 2000 cash distributions on an annual basis. Distributions accrued for the fourth quarter of 2000 to the Limited Partners holding Class A Status Units were paid in February 2001. No cash distributions were made to Limited Partners holding Class B Status Units.

Property Operations

As of December 31, 2000, the Partnership owned an interest in the following operational properties:

        The Alstom Power-Knoxville Building (Formerly the ABB Building)/
                         Fund IX-X-XI-REIT Joint Venture

                                                                                For the Year Ended December 31
                                                                    -------------------------------------------------
                                                                         2000              1999              1998
                                                                    --------------   ---------------     ------------
Revenues:
    Rental income                                                     $1,185,573        $  987,327         $836,746
    Interest income                                                       73,676            58,768           20,192
                                                                    --------------   ---------------     ------------
                                                                       1,259,249         1,046,095          856,938
                                                                    --------------   ---------------     ------------
Expenses:
    Depreciation                                                         394,998           537,799          475,020
    Management and leasing expenses                                      149,378           120,325          107,338
    Operating costs, net of reimbursements                               (77,526)           (2,532)         (40,641)
                                                                    --------------   ---------------     ------------
                                                                         466,850           655,592          541,717
                                                                    --------------   ---------------     ------------
Net income                                                            $  792,399        $  390,503         $315,221
                                                                    ==============   ===============     ============

Occupied percentage                                                          100%               98%              95%
                                                                    ==============   ===============     ============

Partnership ownership percentage                                           48.33%            48.30%           49.70%
                                                                    ==============   ===============     ============

Cash distribution to the Partnership                                 $   571,595        $  453,176         $348,585
                                                                    ==============   ===============     ============

Net income allocated to the Partnership                              $   382,545        $  190,167         $154,394
                                                                    ==============   ===============     ============

Rental income increased in 2000, over 1999 and 1998, due primarily to the increased occupancy level of the property. Other operating expenses were negative for 2000, 1999, and 1998 due to an offset of tenant reimbursements in operating costs, as well as management and leasing reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Total expenses decreased in 2000 due to a decrease in depreciation expense but increased for 1999 over 1998 due to increased depreciation and management and leasing fees as the building was leased up. The decrease in depreciation resulted from an accelerated depreciation on tenant improvement for a short-term lease in 1999 for 23,092 square feet.

Cash distributions and net income allocated to the Partnership increased in 2000 over prior year levels due to a combination of increased rental income and decreased operating expenses. The Alstom Power-Knoxville Building incurred property taxes of $63,198 for 2000, $47,616 for 1999, and $36,771 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 3. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

              The Avaya Building (Formerly Lucent Technologies)/
                        Fund IX-X-XI-REIT Joint Venture

                                                                       For the Year Ended
                                                                 -------------------------------    Seven Months
                                                                          December 31                   Ended
                                                                 -------------------------------    December 31,
                                                                      2000            1999              1998
                                                                 ---------------  --------------  -----------------
Revenues:
    Rental income                                                     $583,009        $583,009          $291,508
                                                                 ---------------  --------------  -----------------
Expenses:
    Depreciation                                                       183,204         183,204           106,871
    Management and leasing expenses                                     21,479          21,479            11,281
    Other operating expenses, net of reimbursements                     12,753          15,809             9,883
                                                                 ---------------  --------------  -----------------
                                                                       217,436         220,492           128,035
                                                                 ---------------  --------------  -----------------
Net income                                                            $365,573        $362,517          $163,473
                                                                 ===============  ==============  =================

Occupied percentage                                                        100%            100%              100%
                                                                 ===============  ==============  =================

Partnership's ownership percentage                                       48.33%          48.30%            49.70%
                                                                 ===============  ==============  =================

Cash distribution to the Partnership                                  $243,199        $242,955          $177,682
                                                                 ===============  ==============  =================

Net income allocated to the Partnership                               $176,496        $176,267          $ 80,936
                                                                 ===============  ==============  =================

Rental income, depreciation, and management and leasing fees remained stable in 2000, as compared to 1999, while other operating expenses are slightly lower, due primarily to a one-time charge for consulting fees in 1999, which did not occur in 2000. The tenant is responsible for property taxes. Since the Avaya Building was purchased in June 1998, comparative income and expense figures are available for only seven months of 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

               The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture


                                                                    For the Year Ended             Eleven Months
                                                                       December 31                     Ended
                                                              ---------------------------------     December 31,
                                                                  2000              1999                1998
                                                              ---------------   ---------------  ------------------
Revenues:
    Rental income                                               $1,027,314        $1,027,314           $898,901
                                                              ---------------   ---------------  ------------------
Expenses:
    Depreciation                                                   326,305           326,304            299,112
    Management and leasing expenses                                 54,482            46,911             41,688
    Other operating expenses, net of reimbursements                 65,152           (15,183)             2,863
                                                              ---------------   ---------------  ------------------
                                                                   445,939           358,032            343,663
                                                              ---------------   ---------------  ------------------
Net income                                                      $  581,375        $  669,282           $555,238
                                                              ===============   ===============  ==================

Occupied percentage                                                    100%              100%               100%
                                                              ===============   ===============  ==================

Partnership's ownership percentage                                   48.33%            48.30%             49.70%
                                                              ===============   ===============  ==================

Cash distribution to the Partnership                            $  427,232        $  472,912           $405,054
                                                              ===============   ===============  ==================

Net income allocated to the Partnership                         $  280,702        $  325,357           $271,294
                                                              ===============   ===============  ==================

Rental income remained stable in 2000, as compared to 1999. Operating expenses increased significantly due in part to a significant rise in real estate taxes, which stemmed from the revaluation of the property by the Boulder County authorities in 1999. A later reduction in taxes, resulting from an appeal in 2000, was offset by a common area maintenance reimbursement credit to the tenant. The Ohmeda Building incurred property taxes of $227,495 for 2000, $249,707 for 1999, and $143,962 for 1998.

Cash distributions and net income allocated to the Partnership decreased in 2000, as compared to 1999, due to decreased net income resulting from the increase in expenses discussed above.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture


                                                                             For the Year Ended        Ten Months
                                                                                December 31              Ended
                                                                   ---------------------------------   December 31,
                                                                         2000              1999           1998
                                                                   ---------------   ---------------  --------------
Revenues:
    Rental income                                                      $843,675        $829,827         $665,405
    Interest income                                                           0               0              246
                                                                   ---------------   ---------------  --------------
                                                                        843,675         829,827          665,651
                                                                   ---------------   ---------------  --------------
Expenses:
    Depreciation                                                        286,680         286,680          238,299
    Management and leasing expenses                                     108,275          73,129           55,130
    Other operating expenses, net of reimbursements                     (75,208)         42,431          (55,654)
                                                                   ---------------   ---------------  --------------
                                                                        319,747         402,240          237,775
                                                                   ---------------   ---------------  --------------
Net income                                                             $523,928        $427,587         $427,876
                                                                   ===============   ===============  ==============

Occupied percentage                                                         100%            100%             100%
                                                                   ===============   ===============  ==============

Partnership's ownership percentage                                        48.33%          48.30%           49.70%
                                                                   ===============   ===============  ==============

Cash distribution to the Partnership                                   $393,556        $344,368         $308,024
                                                                   ===============   ===============  ==============

Net income allocated to the Partnership                                $252,936        $207,897         $205,189
                                                                   ===============   ===============  ==============

Rental income increased due to a tenant occupying additional space previously leased to another tenant at a lower rate. Other operating expenses are negative, due to an offset of tenant reimbursements, in operating costs as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenants. Management and leasing expenses increased in 2000, as compared to 1999, due to differences in adjustments for prior year billings to tenants. The 360 Interlocken Building incurred property taxes of $268,744 for 2000, $244,025 for 1999, and $96,747 for 1998.

Net income and cash distributions allocated to the Partnership increased in 2000, as compared to 1999, due primarily to the increase in net income.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture


                                                                             For the Year Ended
                                                                   ---------------------------------  Nine Months
                                                                                December 31              Ended
                                                                   ---------------------------------   December 31,
                                                                         2000              1999           1998
                                                                   ---------------   ---------------  --------------
Revenues:
    Rental income                                                      $673,000        $560,906         $373,420
                                                                   ---------------   ---------------  --------------
Expenses:
    Depreciation                                                        220,248         204,925          145,975
    Management and leasing expenses                                      29,159          24,295           23,058
    Other operating expenses, net of reimbursements                      17,725           9,368           (4,579)
                                                                   ---------------   ---------------  --------------
                                                                        267,132         238,588          164,454
                                                                   ---------------   ---------------  --------------
Net income                                                             $405,868        $322,318         $208,966
                                                                   ===============   ===============  ==============

Occupied percentage                                                         100%            100%             100%
                                                                   ===============   ===============  ==============

Partnership's ownership percentage                                        48.33%          48.30%           49.70%
                                                                   ===============   ===============  ==============

Cash distribution to the Partnership                                   $292,946        $248,695         $229,459
                                                                   ===============   ===============  ==============

Net income allocated to the Partnership                                $195,951        $156,627         $138,871
                                                                   ===============   ===============  ==============

Rental income increased in 2000, as compared to 1999, due to completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000, over 1999, due to an increase in depreciation and real estate tax expenses relating to the new parking lot. Other operating expenses for 1998 are negative due to tenant reimbursement reflected in this category which includes management and leasing expense reimbursement. The Iomega Building incurred property taxes of $76,754 for 2000, $73,020 for 1999, and 44,559 for 1998, the first year of occupancy.

Net income and cash distribution allocated to the Partnership increased in 2000, as compared to 1999, due primarily to the increase in net income.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                     Wells/Fremont Joint Venture (Fairchild)


                                                                          For the Year Ended        Six Months
                                                                             December 31              Ended
                                                                ---------------------------------   December 31,
                                                                      2000              1999           1998
                                                                ---------------   ---------------  ---------------
Revenues:
    Rental income                                                  $902,946           $902,946          $401,058
    Interest income                                                       0                  0             3,896
                                                                ---------------   ---------------  ---------------
                                                                    902,946            902,946           404,954
                                                                ---------------   ---------------  ---------------
Expenses:
    Depreciation                                                    285,527            285,526           142,720
    Management and leasing expenses                                  36,787             37,355            16,726
    Interest expense                                                      0                  0            73,919
    Other operating expenses, net of reimbursements                  17,499             20,891             9,670
                                                                ---------------   ---------------  ---------------
                                                                    339,813            343,772           243,035
                                                                ---------------   ---------------  ---------------
Net income                                                         $563,133           $559,174          $161,919
                                                                ===============   ===============  ===============
Occupied percentage                                                     100%               100%              100%
                                                                ===============   ===============  ===============

Partnership's ownership percentage                                     12.8%              12.8%             12.8%
                                                                ===============   ===============  ===============

Cash distribution to the Partnership                               $104,603           $101,049          $ 21,314
                                                                ===============   ===============  ===============

Net income allocated to the Partnership                            $ 72,081           $ 71,574          $ 19,724
                                                                ===============   ===============  ===============

The Partnership owns 58% in the Fund X-XI Joint Venture but owns 12.8% in the Fairchild Building.

Rental income, net income, and cash distributions to the Partnership are relatively stable for the year ended December 31, 2000, as compared to 1999. Since the Fremont Building was purchased in July of 1998, comparable income and expense figures are available for only six months of 1998. For further information, refer to Item 2. Properties.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                        Wells/Orange County Joint Venture


                                                                          For the Year Ended
                                                                ---------------------------------   Five Months
                                                                             December 31               Ended
                                                                ---------------------------------   December 31,
                                                                      2000              1999           1998
                                                                ---------------   ---------------  ---------------
Revenues:
    Rental income                                                  $795,545           $795,545          $331,477
    Interest income                                                       0                  0               448
                                                                ---------------   ---------------  ---------------
                                                                    795,545            795,545           331,925
                                                                ---------------   ---------------  ---------------
Expenses:
    Depreciation                                                    186,564            186,565            92,087
    Management and leasing expenses                                  30,915             30,360            12,734
    Interest expense                                                      0                  0            29,472
    Other operating expenses, net of reimbursements                   9,104             27,667             6,218
                                                                ---------------   ---------------  ---------------
                                                                    226,583            244,592           140,511
                                                                ===============   ===============  ===============
Net income                                                         $568,962           $550,953          $191,414

Occupied percentage                                                     100%               100%              100%
                                                                ===============   ===============  ===============

Partnership's ownership percentage                                     32.8%              32.8%             32.8%
                                                                ===============   ===============  ===============

Cash distribution to the Partnership                               $235,822           $229,916          $ 88,684
                                                                ===============   ===============  ===============

Net income allocated to the Partnership                            $186,953           $180,713          $ 62,784
                                                                ===============   ===============  ===============

The Partnership owns 58% of the Fund X-XI Joint Venture but owns 32.8% of the Cort Building.

Rental income remained stable in 2000, as compared to 1999. Other operating expense decreased for the year ended December 31, 2000, as compared to 1999, due to tenant billing of 2000 and 1999 insurance.

Since the Cort Building was purchased in July 1999, comparable income and expense figures for the prior year are available for only five months. The tenant is responsible for property taxes.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Liquidity and Capital Resources

The Partnership commenced active operations on February 4, 1997, when it received and accepted subscriptions for 125,000 units. The Partnership terminated its offering on December 30, 1997, the Partnership raised $27,128,912 in capital through the sale of 2,712,892 units. After payment of $1,085,157 in Acquisition and Advisory fees and acquisition expenses, payment of $4,069,338 in selling commissions and organizational and offering expenses and the aggregate investment by the Partnership of $21,797,417 in the Fund IX-X-XI REIT Joint Venture and the Fund X-XI Joint Venture, as of December 31, 2000, the Partnership was holding net offering proceeds of approximately $177,000 available for investment in properties.

The Partnership's net cash (used in) provided by operating activities decreased to $(59,595) in 2000 from $(99,862) in 1999 as compared to $300,019 for 1998.
Net cash provided by investing activities of $2,111,375 in 2000 and $2,175, 915 in 1999 is primarily the result of distributions received from the joint ventures. Net cash used in investing activities for 1998 of $16,726,221 is primarily the result of the investment in joint ventures. Net cash used in financing activities was $2,103,260 for 2000, $2,067,801 for 1999, and $1,707,768 for 1998, and consists primarily of distributions to limited partners.

The Partnership's distributions to holders of Class A Status Units for the 4th quarter ended December 31, 2000 have been paid in February 2001 from investment income. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 2000. No cash distributions were paid to holders of Class B Status Units in 2000.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership's accountants or other reportable events during 2000.

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

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 57 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are all affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

Item 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 2000.

                            Cash Compensation Table

                                                                                                       (C)
                      (A)                                             (B)                      --------------------
                                                                                                      Cash
               Name of Individual                     Capacities in Which Served               --------------------
               or Number in Group                        Form of Compensation                       Compensation
----------------------------------------------   ------------------------------------------    --------------------
                                                  Property Manager-Management and Leasing
Wells Management Company, Inc.                    Fees                                               $163,690(1)

         (1) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns properties for which the property management and leasing services relate and include management and leasing fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2001.

            (1)                        (2)                             (3)                             (4)
                                     Name of                   Amount and Nature of
      Title of Class             Beneficial Owner              Beneficial Ownership             Percent of Class
------------------------   --------------------------  ------------------------------     ---------------------------
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2000.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lessor of (A)(i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years) net lease basis, 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area.

Wells Management Company, Inc. received $163,690 in cash compensations for the year ended December 31, 2000.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2000.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements

        The Financial Statements are contained on pages F-2 through F-33 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 2000.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)     See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2001.

                                        Wells Real Estate Fund X, L.P.
                                        (Registrant)



                                        By: /s/ Leo F. Wells, III
                                            ------------------------------------
                                            Leo F. Wells, III
                                        Individual General Partner and as
                                        President and Chief Financial Officer of
                                        Wells Capital, Inc., the Corporate
                                        General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

         Signature                           Title                                 Date
---------------------------        ------------------------               ------------------------


/s/ Leo F. Wells, III
-------------------------------
Leo F. Wells, III                  Individual General Partner,            March 27, 2001
                                   President and Sole Director of Wells
                                   Capital, Inc., the Corporate General
                                   Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS

                            Financial Statements                                       Page
------------------------------------------------------------------------------------  ------
Independent Auditors' Report                                                            F2

Balance Sheets as of December 31, 2000 and 1999                                         F3

Statements of Income for the Years ended December 31, 2000, 1999, and 1998              F4

Statements of Partners' Capital for the Years Ended December 31, 2000, 1999, and 1998   F5

Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998          F6

Notes to Financial Statements for December 31, 2000, 1999, and 1998                     F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Wells Real Estate Fund X, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND X, L.P. (a Georgia public limited partnership) as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund X, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP




Atlanta, Georgia
January 30, 2001

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999

                                    ASSETS

                                                                                        2000              1999
                                                                                   ---------------   ---------------
INVESTMENT IN JOINT VENTURES                                                         $20,704,957       $21,341,949

CASH AND CASH EQUIVALENTS                                                                227,034           278,514

ACCOUNTS RECEIVABLE                                                                        1,685                 0

DUE FROM AFFILIATES                                                                      574,852           498,296

DEFERRED PROJECT COSTS                                                                    15,088            18,363
                                                                                   ---------------   ---------------
              Total assets                                                           $21,523,616       $22,137,122
                                                                                   ===============   ===============

                                         LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
                                                                                                   $
    Accounts payable                                                              $       13,574                 0
    Partnership distributions payable                                                    559,875           518,288
                                                                                   ---------------   ---------------
              Total liabilities                                                          573,449           518,288
                                                                                   ---------------   ---------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A--2,239,501 units and 2,166,966 units as of December 31, 2000
           and 1999, respectively                                                     19,104,274        18,553,200
       Class B--473,390 units and 545,925 units as of December 31, 2000 and
           1999, respectively                                                          1,845,893         3,065,634
                                                                                   ---------------   ---------------
              Total partners' capital                                                 20,950,167        21,618,834
                                                                                   ---------------   ---------------
              Total liabilities and partners' capital                                $21,523,616       $22,137,122
                                                                                   ===============   ===============

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                      2000             1999             1998
                                                                ---------------  ---------------  ---------------
REVENUES:

    Rental income                                                 $         0      $         0      $   120,000
    Equity in income of joint ventures                              1,547,664        1,309,281          869,555
    Interest income                                                     9,854                0          215,042
                                                                ---------------  ---------------  ---------------
                                                                    1,557,518        1,309,281        1,204,597
                                                                ---------------  ---------------  ---------------
EXPENSES:

    Partnership administration                                         45,748           49,108           56,471
    Depreciation                                                            0                0           48,984
    Management and leasing fees                                             0                0            5,603
    Operating costs, net of reimbursements                                800           10,360            2,205
    Legal and accounting                                               22,917           28,374           26,820
    Amortization of organizational costs                                    0           18,750            6,250
    Computer costs                                                     11,873           10,371            7,935
                                                                ---------------  ---------------  ---------------
                                                                       81,338          116,963          154,268
                                                                ---------------  ---------------  ---------------
NET INCOME                                                        $ 1,476,180      $ 1,192,318      $ 1,050,329
                                                                ===============  ===============  ===============

NET LOSS ALLOCATED TO GENERAL PARTNERS                            $         0      $         0      $      (338)
                                                                ===============  ===============  ===============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                  $ 2,292,724      $ 2,084,229      $ 1,779,191
                                                                ===============  ===============  ===============
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                    $  (816,544)     $  (891,911)     $  (728,524)
                                                                ===============  ===============  ===============
NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT      $      1.04      $      0.97      $      0.85
                                                                ===============  ===============  ===============
NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT        $     (1.59)     $     (1.60)     $     (1.23)
                                                                ===============  ===============  ===============
CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED
    PARTNER UNIT                                                  $      0.97      $      0.95      $      0.78
                                                                ===============  ===============  ===============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                          Limited Partners
                                                     ------------------------------------------------------------
                                                               Class A                         Class B                Total
                                                     -----------------------------    ---------------------------    Partners'
                                                         Units         Amount            Units         Amount         Capital
                                                     ------------ ----------------    ----------- --------------- ---------------
BALANCE, DECEMBER 31, 1997                             2,116,099   $ 18,019,767         596,792    $  5,054,935    $ 23,075,040

    Net income (loss)                                          0      1,779,191               0        (728,524)      1,050,329
    Partnership distributions                                  0     (1,644,764)              0               0      (1,644,764)
    Class B conversions                                    9,705         73,635          (9,705)        (73,635)              0
                                                     ------------ ----------------    ----------- --------------- ---------------
BALANCE, DECEMBER 31, 1998                             2,125,804     18,227,829         587,087       4,252,776      22,480,605

    Net income (loss)                                          0      2,084,229               0        (891,911)      1,192,318
    Partnership distributions                                  0     (2,054,089)              0               0      (2,054,089)
    Class B conversions                                   41,162        295,231         (41,162)       (295,231)              0
                                                     ------------ ----------------    ----------- --------------- ---------------
BALANCE, DECEMBER 31, 1999                             2,166,966     18,553,200         545,925       3,065,634      21,618,834

    Net income (loss)                                          0      2,292,724               0        (816,544)      1,476,180
    Partnership distributions                                  0     (2,144,847)              0               0      (2,144,847)
    Class B conversions                                   72,535        403,197         (72,535)       (403,197)              0
                                                     ------------ ----------------    ----------- --------------- ---------------
BALANCE, DECEMBER 31, 2000                             2,239,501   $ 19,104,274         473,390    $  1,845,893    $ 20,950,167
                                                     ============ ================    =========== =============== ===============

       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                      2000           1999             1998
                                                                                --------------- --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $  1,476,180    $  1,192,318    $  1,050,329
                                                                                --------------- --------------- ---------------
    Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
           Equity in income of joint ventures                                      (1,547,664)     (1,309,281)       (869,555)
           Depreciation                                                                     0               0          48,984
           Amortization of organizational costs                                             0          18,750           6,250
           Changes in assets and liabilities:
           Accounts receivable                                                         (1,685)              0               0
           Prepaid expenses and other assets                                                0           1,851          60,511
           Accounts payable                                                            13,574          (3,500)          3,500
                                                                                --------------- --------------- ---------------
              Total adjustments                                                    (1,535,775)     (1,292,180)       (750,310)
                                                                                --------------- --------------- ---------------
              Net cash (used in) provided by operating activities                     (59,595)        (99,862)        300,019
                                                                                --------------- --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint ventures                                                      (81,022)              0     (12,506,774)
    Distributions received from joint ventures                                      2,192,397       2,175,915         886,846
    Investment in real estate                                                               0               0      (5,059,623)
    Deferred project costs paid                                                             0               0         (46,670)
                                                                                --------------- --------------- ---------------
              Net cash provided by (used in) investing activities                   2,111,375       2,175,915     (16,726,221)
                                                                                --------------- --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners from accumulated earnings                            (2,103,260)     (2,067,801)     (1,407,043)
    Sales commissions and discounts paid                                                    0               0        (242,387)
    Offering costs paid                                                                     0               0         (58,338)
                                                                                --------------- --------------- ---------------
              Net cash used in financing activities                                (2,103,260)     (2,067,801)     (1,707,768)
                                                                                --------------- --------------- ---------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (51,480)          8,252     (18,133,970)

CASH AND CASH EQUIVALENTS, beginning of year                                          278,514         270,262      18,404,232
                                                                                --------------- --------------- ---------------
CASH AND CASH EQUIVALENTS, end of year                                           $    227,034    $    278,514    $    270,262
                                                                                =============== =============== ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
DEFERRED PROJECT COSTS CONTRIBUTED TO JOINT VENTURES                             $      3,275               0    $    893,954
                                                                                =============== =============== ===============
CONTRIBUTION OF REAL ESTATE ASSETS TO JOINT VENTURE                              $          0    $          0    $  5,010,639
                                                                                =============== =============== ===============
EARNEST MONEY DEPOSIT APPLIED TO INVESTMENT IN JOINT VENTURE                     $          0    $          0    $    650,000
                                                                                =============== =============== ===============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

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

     The Partnership owns and interest in several properties through a joint venture between the Partnership, Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), and Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner. This joint venture is referred to as "Fund IX, X, XI, and REIT Joint Venture." In addition, the Partnership owns an interest in two properties through a joint venture between the Partnership and Wells Fund XI, referred to as ("Fund X and XI Associates").

     Through its investment in Fund IX, X, XI, and REIT Joint Venture, the Partnership owns interests in the following properties: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power Building," formerly the ABB Building), (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"), (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one-story warehouse facility in Ogden, Utah (the "Iomega Corporation Building"), and
     (v) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building," formerly the Lucent Technologies Building).

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

          Basis of Presentation

          The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Partnership's investment in the joint ventures is recorded using the equity method of accounting.

          Real Estate Assets

          Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

          Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2000.

          Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

          Revenue Recognition

          All leases on real estate assets held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

         Partners' Distributions and Allocations of Profit and Loss

         Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Partnership on a quarterly basis.

         Deferred Lease Acquisition Costs

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

Per Unit Data

Net income (loss) per unit with respect to the Partnership for the years ended December 31, 2000 and 1999 is computed based on the weighted average number of units outstanding during the period.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.   DEFERRED PROJECT COSTS

     The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2000 were $1,085,157 and amounted to 4% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture. Deferred project costs at December 31, 2000 and 1999 represent fees not yet applied to properties.

3.   DEFERRED OFFERING COSTS

     Offering expenses, to the extent they exceed 5% of the gross proceeds, were paid by the Company and not by the Partnership. Offering expenses do not include sales or underwriting commissions, but do include such costs as legal and accounting fees, printing costs, and other offering expenses.

     As of December 31, 1998, the Company paid offering expenses on behalf of the Partnership in the aggregate amount of $1,614,470, of which the Company was reimbursed $1,356,447, which did not exceed the 5% limitation. The Company absorbed the remaining $258,023 of offering expenses which exceeded the 5% limitation.

4.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2000 and 1999 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarter of 2000 and 1999:

                                                         2000           1999
                                                     ------------  ------------
        Fund IX, X, XI, and REIT Joint Venture         $488,573      $415,764
        Fund X and XI Associates                         86,279        82,532
                                                     ------------  ------------
                                                       $574,852      $498,296
                                                     ============  ============

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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $163,690, $132,731, and $97,730 for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

5.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 2000 and 1999 is summarized as follows:

                                                                             2000                          1999
                                                               ---------------  ---------    ---------------  ---------
                                                                   Amount        Percent         Amount        Percent
                                                               ---------------  ---------    ---------------  ---------
     Fund IX, X, XI, and REIT Joint Venture                      $17,445,277       48%         $18,000,869       48%
     Fund X and XI Associates                                      3,259,680       58            3,341,080       58
                                                               ---------------               ---------------
                                                                 $20,704,957                   $21,341,949
                                                               ===============               ===============


     The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 2000 and 1999:

                                                                     2000              1999
                                                               ---------------   ---------------
        Investment in joint ventures, beginning of year          $21,341,949       $22,127,276
            Equity in income of joint ventures                     1,547,664         1,309,281
            Contributions to joint ventures                           84,297                 0
            Distributions from joint ventures                     (2,268,953)       (2,094,608)
                                                               ---------------   ---------------
        Investment in joint ventures, end of year                $20,704,957       $21,341,949
                                                               ===============   ===============

     Fund IX, X, XI, and REIT Joint Venture

     On March 20, 1997, the Partnership entered into a joint venture agreement with Wells Fund IX. The joint venture, Fund IX and X Associates, was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, Wells Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the Alstom Power Building, to the Fund IX and X Associates joint venture. An 84,404 square-foot, three-story office building was constructed and commenced operations at the end of 1997.

     On February 13, 1998, the joint venture purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the joint venture purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On April 1, 1998, the Partnership purchased a one-story warehouse facility, known as the Iomega Corporation Building, in Ogden, Utah. On June 11, 1998, Fund IX and X Associates was amended and restated to admit Wells Fund XI and the Operating Partnership. The joint venture was renamed Fund IX, X, XI, and REIT Joint Venture. On June 24, 1998, the new joint venture purchased a one-story office building, know as the Avaya Building, in Oklahoma City, Oklahoma. On July 1, 1998, the Partnership contributed the Iomega Corporation Building to Fund IX, X, XI, and REIT Joint Venture.

     Following are the financial statements for the Fund IX, X, XI, and REIT Joint Venture:

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets


                                                                                      2000          1999
                                                                                -------------- --------------
     Real estate assets, at cost:
         Land                                                                     $ 6,698,020   $ 6,698,020
         Building and improvements, less accumulated depreciation of
            $4,203,502 in 2000 and $2,792,068 in 1999                              28,594,768    29,878,541
                                                                                -------------- --------------
                   Total real estate assets                                        35,292,788    36,576,561
     Cash and cash equivalents                                                      1,500,044     1,146,874
     Accounts receivable                                                              422,243       554,965
     Prepaid expenses and other assets                                                487,276       526,409
                                                                                -------------- --------------
                   Total assets                                                   $37,702,351   $38,804,809
                                                                                ============== ==============

                             Liabilities and Partners' Capital

     Liabilities:
         Accounts payable and accrued liabilities                                 $   568,517   $   613,574
         Refundable security deposits                                                  99,279        91,340
         Due to affiliates                                                              9,595         6,379
         Partnership distributions payable                                            931,151       804,734
                                                                                -------------- --------------
                   Total liabilities                                                1,608,542     1,516,027
                                                                                -------------- --------------
     Partners' capital:
         Wells Real Estate Fund IX                                                 14,117,803    14,590,626
         Wells Real Estate Fund X                                                  17,445,277    18,000,869
         Wells Real Estate Fund XI                                                  3,191,093     3,308,403
         Wells Operating Partnership, L.P.                                          1,339,636     1,388,884
                                                                                -------------- --------------
                   Total partners' capital                                         36,093,809    37,288,782
                                                                                -------------- --------------
                   Total liabilities and partners' capital                        $37,702,351   $38,804,809
                                                                                ============== ==============

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                             Statements of Income
              for the Years Ended December 31, 2000, 1999, and 1998

                                                               2000            1999           1998
                                                          --------------- -------------- --------------
Revenues:
    Rental income                                           $ 4,198,388    $ 3,932,962    $ 2,945,980
    Other income                                                116,129         61,312              0
    Interest income                                              73,676         58,768         20,438
                                                          --------------- -------------- --------------
                                                              4,388,193      4,053,042      2,966,418
                                                          --------------- -------------- --------------
Expenses:
    Depreciation                                              1,411,434      1,538,912      1,216,293
    Management and leasing fees                                 362,774        286,139        226,643
    Operating costs, net of reimbursements                     (154,001)       (43,501)      (140,506)
    Property administration expense                              78,420         63,311         34,821
    Legal and accounting                                         20,423         35,937         15,351
                                                          --------------- -------------- --------------
                                                              1,719,050      1,880,798      1,352,602
                                                          --------------- -------------- --------------
Net income                                                  $ 2,669,143    $ 2,172,244    $ 1,613,816
                                                          =============== ============== ==============

Net income allocated to Wells Real Estate Fund IX           $ 1,045,094    $   850,072    $   692,116
                                                          =============== ============== ==============
Net income allocated to Wells Real Estate Fund X            $ 1,288,629    $ 1,056,316    $   787,481
                                                          =============== ============== ==============
Net income allocated to Wells Real Estate Fund XI           $   236,243    $   184,355    $    85,352
                                                          =============== ============== ==============
Net income allocated to Wells Operating Partnership, L.P.   $    99,177    $    81,501    $    48,867
                                                          =============== ============== ==============

                   The Fund IX, X, XI, and REIT Joint Venture
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2000, 1999, and 1998

                                                                                   Wells
                                Wells Real      Wells Real      Wells Real       Operating        Total
                                  Estate          Estate          Estate       Partnership,     Partners'
                                 Fund IX          Fund X          Fund XI          L.P.          Capital
                              --------------  --------------  --------------  --------------  --------------
Balance, December 31, 1997     $  3,702,793    $  3,662,803    $          0    $          0    $  7,365,596
   Net income                       692,116         787,481          85,352          48,867       1,613,816
   Partnership contributions     11,771,312      15,613,477       2,586,262       1,480,741      31,451,792
   Partnership distributions     (1,206,121)     (1,356,622)       (150,611)        (86,230)     (2,799,584)
                              --------------  --------------  --------------  --------------  --------------
Balance, December 31, 1998       14,960,100      18,707,139       2,521,003       1,443,378      37,631,620
   Net income                       850,072       1,056,316         184,355          81,501       2,172,244
   Partnership contributions        198,989               0         911,027               0       1,110,016
   Partnership distributions     (1,418,535)     (1,762,586)       (307,982)       (135,995)     (3,625,098)
                              --------------  --------------  --------------  --------------  --------------
Balance, December 31, 1999       14,590,626      18,000,869       3,308,403       1,388,884      37,288,782
   Net income                     1,045,094       1,288,629         236,243          99,177       2,669,143
   Partnership contributions         46,122          84,317               0               0         130,439
   Partnership distributions     (1,564,039)     (1,928,538)       (353,553)       (148,425)     (3,994,555)
                              --------------  --------------  --------------  --------------  --------------
Balance, December 31, 2000     $ 14,117,803    $ 17,445,277    $  3,191,093    $  1,339,636    $ 36,093,809
                              ==============  ==============  ==============  ==============  ==============

                   The Fund IX, X, XI, and REIT Joint Venture
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
            for the Years Ended December 31, 2000, and 1999, and 1998

                                                                    2000            1999            1998
                                                             ---------------  --------------- ---------------
Cash flows from operating activities:

    Net income                                                 $  2,669,143    $  2,172,244    $  1,613,816
                                                             ---------------  --------------- ---------------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                           1,411,434       1,538,912       1,216,293
           Changes in assets and liabilities:
              Accounts receivable                                   132,722        (421,708)        (92,745)
              Prepaid expenses and other assets                      39,133         (85,281)       (111,818)
              Accounts payable, accrued liabilities and
                 refundable security deposits                       (37,118)        295,177          29,967
              Due to affiliates                                       3,216           1,973           1,927
                                                             ---------------  --------------- ---------------
                 Total adjustments                                1,549,387       1,329,073       1,043,624
                                                             ---------------  --------------- ---------------
                 Net cash provided by operating activities        4,218,530       3,501,317       2,657,440
                                                             ---------------  --------------- ---------------
Cash flows from investing activities:

    Investment in real estate                                      (127,661)       (930,401)    (24,788,070)
                                                             ---------------  --------------- ---------------
Cash flows from financing activities:
    Distributions to joint venture partners                      (3,868,138)     (3,820,491)     (1,799,457)
    Contributions received from partners                            130,439       1,066,992      24,970,373
                                                             ---------------  --------------- ---------------
                 Net cash (used in) provided by financing
                     activities                                  (3,737,699)     (2,753,499)     23,170,916
                                                             ---------------  --------------- ---------------
Net increase (decrease) in cash and cash equivalents                353,170        (182,583)      1,040,286
Cash and cash equivalents, beginning of year                      1,146,874       1,329,457         289,171
                                                             ---------------  --------------- ---------------
Cash and cash equivalents, end of year                         $  1,500,044    $  1,146,874    $  1,329,457
                                                             ===============  =============== ===============

Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture        $          0    $     43,024    $  1,470,780
                                                             ===============  =============== ===============

    Contribution of real estate assets to joint venture        $          0    $          0    $  5,010,639
                                                             ===============  =============== ===============

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

During 1998, Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Orange County Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Cort Building.

Following are the financial statements for Fund X and XI Associates:

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2000 and 1999

                                    Assets

                                                                2000        1999
                                                          ------------- -------------
Investment in joint ventures                                $5,618,953   $5,760,615
Due from affiliates                                            149,218      142,299
                                                          ------------- -------------
              Total assets                                  $5,768,171   $5,902,914
                                                          ============= =============

                        Liabilities and Partners' Capital

Liabilities:
    Partnership distributions payable                       $  149,218   $  142,299
                                                          ------------- -------------
Partners' capital:
    Wells Real Estate Fund X                                 3,259,680    3,341,081
    Wells Real Estate Fund XI                                2,359,273    2,419,534
                                                          ------------- -------------
              Total partners' capital                        5,618,953    5,760,615
                                                          ------------- -------------
              Total liabilities and partners' capital       $5,768,171   $5,902,914
                                                          ============= =============

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                            2000         1999            1998
                                                        ------------  ------------  -------------
Equity in income of joint ventures                        $447,193      $436,158      $ 138,885
Expenses                                                         0             0              0
                                                        ------------  ------------  -------------
              Net income                                  $447,193      $436,158      $ 138,885
                                                        ============  ============  =============
Net income allocated to Wells Real Estate Fund X          $259,034      $252,966      $  82,074
                                                        ============  ============  =============
Net income allocated to Wells Real Estate Fund XI         $188,159      $183,192      $  56,811
                                                        ============  ============  =============

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                   Wells Real      Wells Real         Total
                                     Estate          Estate         Partners'
                                     Fund X          Fund XI         Capital
                                ---------------- --------------  ---------------
Balance, December 31, 1997         $         0    $         0      $         0
    Net income                          82,074         56,811          138,885
    Partnership contributions        3,447,890      2,498,716        5,946,606
    Partnership distributions         (109,827)       (78,743)        (188,570)
                                ---------------- --------------  ---------------
Balance, December 31, 1998           3,420,137      2,476,784        5,896,921
    Net income                         252,966        183,192          436,158
    Partnership distributions         (332,022)      (240,442)        (572,464)
                                ---------------- --------------  ---------------
Balance, December 31, 1999           3,341,081      2,419,534        5,760,615
    Net income                         259,034        188,159          447,193
    Partnership distributions         (340,435)      (248,420)        (588,855)
                                ---------------- --------------  ---------------
Balance, December 31, 2000         $ 3,259,680    $ 2,359,273      $ 5,618,953
                                ================ ==============  ===============

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                         2000           1999           1998
                                                                  --------------- -------------- ---------------
Cash flows from operating activities:

    Net income                                                      $   477,193    $   436,158    $   138,885
    Adjustments to reconcile net income to net cash provided by operating activities:
           Equity in income of joint ventures                          (477,193)      (436,158)      (138,885)
                                                                  --------------- -------------- ---------------
              Net cash provided by operating activities                       0              0              0
                                                                  --------------- -------------- ---------------
Cash flows from investing activities:

    Distributions received from joint ventures                          581,936        572,285         46,450
    Investment in joint ventures                                              0              0     (5,695,000)
                                                                  --------------- -------------- ---------------
              Net cash provided by (used in) investing activities       581,936        572,285     (5,648,550)
                                                                  --------------- -------------- ---------------
Cash flows from financing activities:
    Contributions received from partners                                      0              0      5,695,000
    Distributions to joint venture partners                            (581,936)      (572,285)       (46,450)
                                                                  --------------- -------------- ---------------
              Net cash (used in) provided by financing activities      (581,936)      (572,285)     5,648,550
                                                                  --------------- -------------- ---------------
Net increase in cash and cash equivalents                                     0              0              0
Cash and cash equivalents, beginning of year                                  0              0              0
                                                                  --------------- -------------- ---------------
Cash and cash equivalents, end of year                              $         0    $         0    $         0
                                                                  =============== ============== ===============
Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture             $         0    $         0    $   251,606
                                                                  =============== ============== ===============

Fund X and XI Associates' investment and percentage ownership in joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                                                       2000                         1999
                                                             --------------------------   --------------------------
                                                                Amount        Percent        Amount        Percent
                                                             -------------- -----------   -------------- -----------
Wells/Orange County Associates                                 $3,647,758       56%         $3,732,262       56%
Wells/Fremont Associates                                        1,971,195       22           2,028,353       22
                                                             --------------               --------------
                                                               $5,618,953                   $5,760,615
                                                             ==============               ==============

The following is a rollforward of Fund X and XI Associates' investment in joint ventures for the years ended December 31, 2000 and 1999:

                                                                                 2000             1999
                                                                            --------------   --------------
        Investment in joint venture, beginning of year                        $5,760,615       $5,896,921
        Equity in income of joint venture                                        447,193          436,158
        Distributions from joint venture                                        (588,855)        (572,464)
                                                                            --------------   --------------
        Investment in joint venture, end of year                              $5,618,953       $5,760,615
                                                                            ==============   ==============

Following are the financial statements for Wells/Orange County Associates:

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                                       Assets

                                                                                           2000            1999
                                                                                      --------------  --------------
Real estate assets, at cost:
    Land                                                                                $2,187,501      $2,187,501
    Building, less accumulated depreciation of $465,216 in 2000 and
       $278,652 in 1999                                                                  4,198,899       4,385,463
                                                                                      --------------  --------------
              Total real estate assets                                                   6,386,400       6,572,964
Cash and cash equivalents                                                                  119,038         176,666
Accounts receivable                                                                         99,154          49,679
                                                                                      --------------  --------------
              Total assets                                                              $6,604,592      $6,799,309
                                                                                      ==============  ==============

                                          Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                    $    1,000      $        0
    Partnership distributions payable                                                      128,227         173,935
                                                                                      --------------  --------------
              Total liabilities                                                            129,227         173,935
                                                                                      --------------  --------------
Partners' capital:
    Wells Operating Partnership, L.P.                                                    2,827,607       2,893,112
    Fund X and XI Associates                                                             3,647,758       3,732,262
                                                                                      --------------  --------------
              Total partners' capital                                                    6,475,365       6,625,374
                                                                                      --------------  --------------
              Total liabilities and partners' capital                                   $6,604,592      $6,799,309
                                                                                      ==============  ==============

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999          1998
                                                                           ------------  ------------  ------------
Revenues:
    Rental income                                                            $795,545      $795,545      $331,477
    Interest income                                                                 0             0           448
                                                                           ------------  ------------  ------------
                                                                              795,545       795,545       331,925
                                                                           ------------  ------------  ------------
Expenses:
    Depreciation                                                              186,564       186,565        92,087
    Management and leasing fees                                                30,915        30,360        12,734
    Operating costs, net of reimbursements                                      5,005        22,229         2,288
    Interest                                                                        0             0        29,472
    Legal and accounting                                                        4,100         5,439         3,930
                                                                           ------------  ------------  ------------
                                                                              226,584       244,593       140,511
                                                                           ------------  ------------  ------------
Net income                                                                   $568,961      $550,952      $191,414
                                                                           ============  ============  ============

Net income allocated to Wells Operating Partnership, L.P.                    $248,449      $240,585     $  91,978
                                                                           ============  ============  ============

Net income allocated to Fund X and XI Associates                             $320,512      $310,367     $  99,436
                                                                           ============  ============  ============

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                    Wells
                                                  Operating          Fund X          Total
                                                 Partnership,        and XI        Partners'
                                                    L.P.           Associates       Capital
                                               ---------------- --------------- --------------
Balance, December 31, 1997                       $         0     $         0     $         0
    Net income                                        91,978          99,436         191,414
    Partnership contributions                      2,991,074       3,863,272       6,854,346
    Partnership distributions                       (124,435)       (145,942)       (270,377)
                                               ---------------- --------------- --------------
Balance, December 31, 1998                         2,958,617       3,816,766       6,775,383
    Net income                                       240,585         310,367         550,952
    Partnership distributions                       (306,090)       (394,871)       (700,961)
                                               ---------------- --------------- --------------
Balance, December 31, 1999                         2,893,112       3,732,262       6,625,374
    Net income                                       248,449         320,512         568,961
    Partnership distributions                       (313,954)       (405,016)       (718,970)
                                               ---------------- --------------- --------------
Balance, December 31, 2000                       $ 2,827,607     $ 3,647,758     $ 6,475,365
                                               ================ =============== ==============

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                                        2000             1999            1998
                                                                                 ---------------  --------------- ----------------
Cash flows from operating activities:
    Net income                                                                     $   568,961      $   550,952     $   191,414
                                                                                 ---------------  --------------- ----------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                186,564          186,565          92,087
           Changes in assets and liabilities:
              Accounts receivable                                                      (49,475)         (36,556)        (13,123)
              Accounts payable                                                           1,000           (1,550)          1,550
                                                                                 ---------------  --------------- ----------------
                 Total adjustments                                                     138,089          148,459          80,514
                                                                                 ---------------  --------------- ----------------
                 Net cash provided by operating activities                             707,050          699,411         271,928
                                                                                 ---------------  --------------- ----------------
Cash flows from investing activities:
    Investment in real estate                                                                0                0      (6,563,700)
                                                                                 ---------------  --------------- ----------------
Cash flows from financing activities:
    Issuance of note payable                                                                 0                0       4,875,000
    Payment of note payable                                                                  0                0      (4,875,000)
    Distributions to partners                                                         (764,678)        (703,640)        (93,763)
    Contributions received from partners                                                     0                0       6,566,430
                                                                                 ---------------  --------------- ----------------
                 Net cash (used in) provided by financing activities                  (764,678)        (703,640)      6,472,667
                                                                                 ---------------  --------------- ----------------
Net (decrease) increase in cash and cash equivalents                                   (57,628)          (4,229)        180,895
Cash and cash equivalents, beginning of year                                           176,666          180,895               0
                                                                                 ---------------  --------------- ----------------
Cash and cash equivalents, end of year                                             $   119,038      $   176,666     $   180,895
                                                                                 ===============  =============== ================
Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture                            $         0      $         0     $   287,916
                                                                                 ===============  =============== ================

Following are the financial statements for Wells/Fremont Associates:

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                                  2000            1999
                                                                             --------------  --------------
Real estate assets, at cost:

    Land                                                                       $2,219,251      $2,219,251
    Building, less accumulated depreciation of $713,773 in 2000 and
       $428,246 in 1999                                                         6,424,385       6,709,912
                                                                             --------------  --------------
              Total real estate assets                                          8,643,636       8,929,163
Cash and cash equivalents                                                          92,564         189,012
Accounts receivable                                                               126,433          92,979
                                                                             --------------  --------------
              Total assets                                                     $8,862,633      $9,211,154
                                                                             ==============  ==============

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                           $    3,016      $    2,015
    Due to affiliate                                                                7,586           5,579
    Partnership distributions payable                                              89,549         186,997
                                                                             --------------  --------------
              Total liabilities                                                   100,151         194,591
                                                                             --------------  --------------
Partners' capital:
    Wells Operating Partnership, L.P.                                           6,791,287       6,988,210
    Fund X and XI Associates                                                    1,971,195       2,028,353
                                                                             --------------  --------------
              Total partners' capital                                           8,762,482       9,016,563
                                                                             --------------  --------------
              Total liabilities and partners' capital                          $8,862,633      $9,211,154
                                                                             ==============  ==============

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                               2000          1999           1998
                                                                           ------------   ------------  ------------
Revenues:
    Rental income                                                            $902,946       $902,946      $401,058
    Interest income                                                                 0              0         3,896
                                                                           ------------   ------------  ------------
                                                                              902,946        902,946       404,954
                                                                           ------------   ------------  ------------
Expenses:
    Depreciation                                                              285,527        285,526       142,720
    Management and leasing fees                                                36,787         37,355        16,726
    Operating costs, net of reimbursements                                     13,199         16,006         3,364
    Interest                                                                        0              0        73,919
    Legal and accounting                                                        4,300          4,885         6,306
                                                                           ------------   ------------  ------------
                                                                              339,813        343,772       243,035
                                                                           ------------   ------------  ------------
Net income                                                                   $563,133       $559,174      $161,919
                                                                           ------------   ------------  ------------

Net income allocated to Wells Operating Partnership, L.P.                    $436,452       $433,383      $122,470
                                                                           ============   ============  ============

Net income allocated to Fund X and XI Associates                             $126,681       $125,791      $ 39,449
                                                                           ============   ============  ============

                            Wells/Fremont Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998


                                                      Wells
                                                    Operating          Fund X             Total
                                                  Partnership,         and XI           Partners'
                                                      L.P.           Associates          Capital
                                               ----------------  ----------------   ---------------
Balance, December 31, 1997                       $         0       $         0        $         0
    Net income                                       122,470            39,449            161,919
    Partner contributions                          7,274,075         2,083,334          9,357,409
    Partnership distributions                       (229,863)          (42,628)          (272,491)
                                               ----------------  ----------------   ---------------
Balance, December 31, 1998                         7,166,682         2,080,155          9,246,837
    Net income                                       433,383           125,791            559,174
    Partnership distributions                       (611,855)         (177,593)          (789,448)
                                               ----------------  ----------------   ---------------
Balance, December 31, 1999                         6,988,210         2,028,353          9,016,563
    Net income                                       436,452           126,681            563,133
    Partnership distributions                       (633,375)         (183,839)          (817,214)
                                               ----------------  ----------------   ---------------
Balance, December 31, 2000                       $ 6,791,287       $ 1,971,195        $ 8,762,482
                                               ================  ================   ===============

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                              2000          1999            1998
                                                                          ------------  ------------  ---------------
Cash flows from operating activities:

    Net income                                                             $ 563,133     $ 559,174      $   161,919
                                                                          ------------  ------------  ---------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                      285,527       285,526          142,720
           Changes in assets and liabilities:
              Accounts receivable                                            (33,454)      (58,237)         (34,742)
              Accounts payable                                                 1,001        (1,550)           3,565
              Due to affiliate                                                 2,007         3,527            2,052
                                                                          ------------  ------------  ---------------
                 Total adjustments                                           255,081       229,266          113,595
                                                                          ------------  ------------  ---------------
                 Net cash provided by operating activities                   818,214       788,440          275,514
                                                                          ------------  ------------  ---------------
Cash flows from investing activities:

    Investment in real estate                                                      0             0       (8,983,111)
                                                                          ------------  ------------  ---------------
Cash flows from financing activities:
    Issuance of note payable                                                       0             0        5,960,000
    Payment of note payable                                                        0             0       (5,960,000)
    Distributions to partners                                               (914,662)     (791,940)         (83,001)
    Contributions received from partners                                           0             0        8,983,110
                                                                          ------------  ------------  ---------------
                 Net cash (used in) provided by financing activities        (914,662)     (791,940)       8,900,109
                                                                          ------------  ------------  ---------------
Net (decrease) increase in cash and cash equivalents                         (96,448)       (3,500)         192,512
Cash and cash equivalents, beginning of year                                 189,012       192,512                0
                                                                          ------------  ------------  ---------------
Cash and cash equivalents, end of year                                     $  92,564     $ 189,012      $   192,512
                                                                          ============  ============  ===============
Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture                    $       0     $       0      $   374,299
                                                                          ============  ============  ===============

6.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the year ended December 31, 2000, 1999, and 1998 is calculated as follows:

                                                                          2000             1999            1998
                                                                     --------------   --------------  --------------
Financial statement net income                                         $1,476,180       $1,192,318      $1,050,329
Increase (decrease) in net income resulting from:
    Depreciation expense for financial reporting purposes in
       excess of amounts for income tax purposes                          316,285          355,165         303,699
    Amortization expense for income tax purposes in excess of
       amounts for financial reporting purposes                           (18,897)         (18,897)        (18,898)
    Rental income accrued for financial reporting purposes in
       excess of amounts for income tax purposes                          (82,590)         (80,234)        (59,667)
    Expenses capitalized for income tax purposes, deducted
       for financial reporting purposes                                     1,814            1,419           1,553
                                                                     --------------   --------------  --------------
Income tax basis net income                                            $1,692,792       $1,449,771      $1,277,016
                                                                     ==============   ==============  ==============

     The Partnership's income tax basis partners' capital at December 31, 2000 and 1999 is computed as follows:

                                                                         2000              1999              1998
                                                                   ---------------- ----------------  ----------------
Financial statement partners' capital                                $20,950,167       $21,618,834       $22,480,605
Increase (decrease) in partners' capital resulting from:
    Depreciation expense for financial reporting purposes
       in excess of amounts for income tax purposes                      975,149           658,864           303,699
    Accumulated rental income accrued for financial
       reporting purposes in excess of amounts for income
       tax purposes                                                     (222,491)         (139,901)          (59,667)
    Syndication costs                                                  4,038,088         4,038,088         4,038,088
    Amortization expense for income tax purposes in excess
       of amounts for financial reporting purposes                       (56,692)          (37,795)          (18,898)
    Accumulated expenses deducted for financial reporting
       purposes, capitalized for income tax purposes                     109,304           107,490           106,071
    Partnership's distributions payable                                  559,875           518,288           532,000
                                                                   ---------------- ----------------  ----------------
Income tax basis partners' capital                                   $26,353,400       $26,763,868       $27,381,898
                                                                   ================ ================  ================

7.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                                  $ 2,508,693
                     2002                                    2,190,713
                     2003                                    2,097,040
                     2004                                    1,804,303
                     2005                                    1,199,203
                 Thereafter                                $ 2,625,841
                                                         ---------------
                                                           $12,425,793
                                                         ===============

     Five tenants contributed 21%, 20%, 12%, 11%, and 11% of rental income. In additional, four tenants will contribute 32%, 17%, 17%, and 16% of future minimum rental income.

     The future minimum rental income due Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                                  $ 4,413,780
                     2002                                    3,724,218
                     2003                                    3,617,437
                     2004                                    3,498,478
                     2005                                    2,482,821
                 Thereafter                                  5,436,524
                                                         ---------------
                                                           $23,173,258
                                                         ===============

     Four tenants contributed 25%, 24%, 13%, and 13% of rental income for the year ended December 31, 2000. In addition, four tenants will contribute 38%, 21%, 20%, and 19% of future minimum rental income.

     The future minimum rental income due Wells/Orange County Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                                   $  809,580
                     2002                                      834,888
                     2003                                      695,740
                                                         ---------------
                                                            $2,340,208
                                                         ===============

     One tenant contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Wells/Fremont Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                                  $   869,492
                     2002                                      922,444
                     2003                                      950,118
                     2004                                      894,832
                                                         ---------------
                                                           $ 3,636,886
                                                         ===============

     One tenant contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

8.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                          2000 Quarters Ended
                                                    ---------------------------------------------------------------
                                                      March 31        June 30      September 30       December 31
                                                    -------------  ------------- ----------------   ---------------
Revenues                                             $  388,254      $ 379,779     $   397,198        $  392,287
Net income                                              358,512        355,670         382,812           379,186
Net income allocated to Class A limited
    partners                                            559,658        561,090         590,666           581,310
Net loss allocated to Class B limited partners         (201,146)      (205,420)       (207,854)         (202,124)
Net income per weighted average Class A
    limited partner unit                             $     0.25      $    0.26     $      0.27        $     0.26
Net loss per weighted average Class B limited
    partner unit (a)                                      (0.39)         (0.40)          (0.40)            (0.39)
Cash distribution per weighted average
    Class A limited partner unit                           0.24           0.24            0.24               0.2

         (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                          1999 Quarters Ended
                                                    ---------------------------------------------------------------
                                                      March 31       June 30       September 30       December 31
                                                    -------------  ------------- ----------------   ---------------
Revenues                                            $   347,197    $   313,173   $     350,686      $    298,225
Net income                                              315,741        275,298         331,061           270,218
Net income allocated to Class A limited
    partners                                            573,656        452,672         557,270           500,631
Net loss allocated to Class B limited partners         (257,915)      (177,374)       (226,209)         (230,413)
Net income per weighted average Class A
    limited partner unit                            $      0.27     $     0.21    $       0.26      $       0.23
Net loss per weighted average Class B limited
    partner unit                                          (0.45)         (0.32)          (0.41)            (0.42)
Cash distribution per weighted average
    Class A limited partner unit                           0.25           0.23            0.24              0.23

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Wells Real Estate Fund IX, L.P.,
Wells Real Estate Fund X, L.P.,
Wells Real Estate Fund XI, L.P., and
Wells Real Estate Investment
Trust, Inc.:


We have audited the accompanying balance sheets of THE OHMEDA BUILDING as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception (February 13, 1998) to December 31, 1998. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Ohmeda Building as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from inception (February 13, 1998) to December 31, 1998 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 30, 2001

                              THE OHMEDA BUILDING

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


                                                      ASSETS

                                                                                       2000             1999
                                                                                  ---------------- ----------------
REAL ESTATE ASSETS:
    Land                                                                            $  2,746,894     $  2,746,894
    Building and improvements, less accumulated depreciation of $951,721 in
       2000 and $625,416 in 1999                                                       7,205,881        7,532,186
                                                                                  ---------------- ----------------
              Total real estate assets                                                 9,952,775       10,279,080

CASH AND CASH EQUIVALENTS                                                                199,960          902,987

ACCOUNTS RECEIVABLE                                                                       59,562          198,583
                                                                                  ---------------- ----------------
              Total assets                                                          $ 10,212,297     $ 11,380,650
                                                                                  ================ ================

                                         LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable and accrued expenses                                           $    257,696     $    249,707
    Distributions payable to partners                                                    250,351          815,107
                                                                                  ---------------- ----------------
              Total liabilities                                                          508,047        1,064,814
                                                                                  ---------------- ----------------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
    Wells Real Estate Fund IX, L.P.                                                    3,161,917        3,401,108
    Wells Real Estate Fund X, L.P.                                                     6,675,867        6,971,508
    Wells Real Estate Fund XI, L.P.                                                      (92,326)         (38,262)
    Wells Real Estate Investment Trust, Inc.                                             (41,208)         (18,518)
                                                                                  ---------------- ----------------
              Total partners' capital                                                  9,704,250       10,315,836
                                                                                  ---------------- ----------------
              Total liabilities and partners' capital                               $ 10,212,297     $ 11,380,650
                                                                                  ================ ================

      The accompanying notes are an integral part of these balance sheets.

                               THE OHMEDA BUILDING


                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                        AND FOR THE PERIOD FROM INCEPTION

                    (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

                                                                             2000            1999           1998
                                                                        -------------- ---------------  -------------
REVENUES:
    Rental income                                                        $ 1,027,314     $ 1,027,314      $ 898,901
                                                                        -------------- ---------------  -------------
EXPENSES:
    Depreciation                                                             326,305         326,304        299,112
    Operating costs, net of reimbursements                                    61,652         (18,633)           663
    Management and leasing fees                                               54,482          46,911         41,688
    Legal and accounting                                                       3,500           3,450          2,200
                                                                        -------------- ---------------  -------------
                                                                             445,939         358,032        343,663
                                                                        -------------- ---------------  -------------
NET INCOME                                                               $   581,375     $   669,282      $ 555,238
                                                                        ============== ===============  =============

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND IX, L.P.                  $   227,376     $   261,867      $ 243,597
                                                                        ============== ===============  =============

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND X, L.P.                   $   281,036     $   325,357      $ 271,294
                                                                        ============== ===============  =============

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND XI, L.P.                  $    51,394     $    56,955      $  25,656
                                                                        ============== ===============  =============

NET INCOME ALLOCATED TO WELLS REAL ESTATE INVESTMENT TRUST, INC.         $    21,569     $    25,103      $  14,691
                                                                        ============== ===============  =============

        The accompanying notes are an integral part of these statements.

                               THE OHMEDA BUILDING


                         STATEMENTS OF PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                        AND FOR THE PERIOD FROM INCEPTION

                    (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

                                                                                                         Wells Real
                                                        Wells Real       Wells Real      Wells Real        Estate         Total
                                                          Estate           Estate          Estate        Investment     Partners'
                                                       Fund IX, L.P.    Fund X, L.P.    Fund XI, L.P.   Trust, Inc.      Capital
                                                     ---------------- --------------- ---------------- ------------- ---------------
BALANCE, at inception (February 13, 1998)              $         0      $        0       $       0       $       0     $         0

    Contributions                                        3,636,662       7,252,823               0               0      10,889,485
    Net income                                             243,597         271,294          25,656          14,691         555,238
    Distributions                                         (360,390)       (405,054)        (38,112)        (21,824)       (825,380)
                                                     ---------------- --------------- ---------------- ------------- ---------------
BALANCE, December 31, 1998                               3,519,869       7,119,063         (12,456)         (7,133)     10,619,343

    Net income                                             261,867         325,357          56,955          25,103         669,282
    Distributions                                         (380,628)       (472,912)        (82,761)        (36,488)       (972,789)
                                                     ---------------- --------------- ---------------- ------------- ---------------
BALANCE, December 31, 1999                               3,401,108       6,971,508         (38,262)        (18,518)     10,315,836

    Net income                                             227,376         281,036          51,394          21,569         581,375
    Distributions                                         (466,567)       (576,677)       (105,458)        (44,259)     (1,192,961)
                                                     ---------------- --------------- ---------------- ------------- ---------------
BALANCE, December 31, 2000                             $ 3,161,917      $6,675,867       $ (92,326)      $ (41,208)    $ 9,704,250
                                                     ================ =============== ================ ============= ===============

        The accompanying notes are an integral part of these statements.

                               THE OHMEDA BUILDING


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                        AND FOR THE PERIOD FROM INCEPTION

                    (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

                                                                           2000           1999              1998
                                                                     ---------------  ------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $   581,375     $ 669,282     $     555,238
                                                                     ---------------  ------------ ------------------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                                    326,305       326,304           299,112
           Changes in assets and liabilities:
              Accounts receivable                                          139,021      (184,614)          (13,969)
              Accounts payable and accrued expenses                          7,989        92,016           157,691
                                                                     ---------------  ------------ ------------------
                 Total adjustments                                         473,315       233,706           442,834
                                                                     ---------------  ------------ ------------------
                 Net cash provided by operating activities               1,054,690       902,988           998,072
                                                                     ---------------  ------------ ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in real estate                                                    0             0       (10,904,496)
                                                                     ---------------  ------------ ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Contributions received from partners                                         0             0        10,889,485
    Distributions paid to partners                                      (1,757,717)     (983,062)                0
                                                                     ---------------  ------------ ------------------
                 Net cash (used in) provided by financing
                     activities                                         (1,757,717)     (983,062)       10,889,485
                                                                     ---------------  ------------ ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (703,027)      (80,074)          983,061

CASH AND CASH EQUIVALENTS, beginning of period                             902,987       983,061                 0
                                                                     ---------------  ------------ ------------------
CASH AND CASH EQUIVALENTS, end of period                               $   199,960     $ 902,987      $    983,061
                                                                     ===============  ============ ==================

        The accompanying notes are an integral part of these statements.

                               THE OHMEDA BUILDING


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The Ohmeda Building ("Ohmeda") is a two-story office building located in Louisville, Colorado. The building is owned by Fund IX, X, XI, and REIT Associates, a joint venture between Wells Real Estate Fund IX, L.P. ("Fund IX"), Wells Real Estate Fund X, L.P. ("Fund X"), Wells Real Estate Fund XI, L.P. ("Fund XI"), and Wells Real Estate Investment Trust, Inc. ("REIT"). As of December 31, 2000, Fund IX, Fund X, Fund XI, and REIT owned 39%, 48%, 9%, and 4% of Ohmeda, respectively. Allocation of net income and distributions are made in accordance with ownership percentages.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Ohmeda as of December 31, 2000.

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

2.   RENTAL INCOME

     The future minimum rental income due Ohmeda under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                                   $1,004,517
                     2002                                    1,004,517
                     2003                                    1,050,509
                     2004                                    1,102,639
                     2005                                       92,250
                                                          --------------
                                                            $4,254,432
                                                          ==============

     One tenant contributed 100% of rental income for the year ended December 31, 2000 and represents 100% of the future minimum rental income above.

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

     Ohmeda incurred management and leasing fees of $54,482 and $46,911 for the years ended December 31, 2000 and 1999, respectively, which were paid to Wells Management.

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