Form 10-Q
period 2001-03-31
WELLS REAL ESTATE FUND X L P
filed 2001-05-11
CIK 1018215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   March 31, 2001               or
                               ----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _________________________ to ___________________


Commission file number                             0-23719
                      ----------------------------------------------------------

                        WELLS REAL ESTATE FUND X, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Georgia                                      58-2250093
------------------------------------------------   -------------------------------------------
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification Number)
                 organization)

   6200 The Corners Pkwy., Norcross, Georgia                       30092
------------------------------------------------   -------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code              (770) 449-7800
                                                   -------------------------------------------

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

         Yes   X               No _____
             -----

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                             Page No.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets--March 31, 2001 and December 31, 2000                                   3

         Statements of Income for the Three Months Ended March 31, 2001 and 2000                4

         Statements of Partners' Capital for the Year Ended December 31, 2000 and for
         the Three Months Ended March 31, 2001                                                  5

         Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000            6

         Condensed Notes to Financial Statements                                                7

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                             8

PART II. OTHER INFORMATION                                                                     17

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                                                                                     March 31,         December 31,
                                                                                        2001               2000
                                                                                    ------------       ------------
ASSETS:
    Investment in joint ventures (Note 2)                                           $20,523,498        $20,704,957
    Cash and cash equivalents                                                           227,086            227,034
    Accounts receivable                                                                       0              1,685
    Due from affiliates                                                                 552,161            574,852
    Deferred project costs                                                               15,088             15,088
                                                                                    ------------       ------------
    Total assets                                                                    $21,317,833        $21,523,616
                                                                                    ============       ============

LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
    Accounts payable                                                                $    13,562        $    13,574
    Partnership distribution payable                                                    549,658            559,875
                                                                                    ------------       ------------
                 Total liabilities                                                      563,220            573,449
                                                                                    ------------       ------------
Partners' capital:
    Limited partners:
       Class A -- 2,255,001 units outstanding at March 31, 2001 and
       2,239,501 units at December 31, 2000                                          19,167,011         19,104,274
       Class B -- 457,890 units outstanding at March 31, 2001 and
       473,390 units at December 31, 2000                                             1,587,602          1,845,893
                                                                                    ------------       ------------
       Total partners' capital                                                       20,754,613         20,950,167
                                                                                    ------------       ------------
       Total liabilities and partners' capital                                      $21,317,833        $21,523,616
                                                                                    ============       ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

                                                                                           Three Months Ended
                                                                                     ------------------------------
                                                                                       March 31,       March 31,
                                                                                          2001            2000
                                                                                     --------------  --------------
REVENUES:
    Equity in income of joint ventures                                                   $ 370,701       $ 384,254
    Interest income                                                                          3,786               0
                                                                                     --------------  --------------
                                                                                           374,487         384,254
                                                                                     --------------  --------------
EXPENSES:
    Partnership administration                                                               9,868          12,782
    Legal and accounting                                                                     9,715           9,893
    Computer costs                                                                             800           3,067
                                                                                     --------------  --------------
                                                                                            20,383          25,742
                                                                                     --------------  --------------

NET INCOME                                                                               $ 354,104       $ 358,512
                                                                                     ==============  ==============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                                         $ 556,587       $ 559,658
                                                                                     ==============  ==============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                           $(202,483)      $(201,146)
                                                                                     ==============  ==============

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                             $    0.25       $     .26
                                                                                     ==============  ==============

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                               $    (.44)      $    (.37)
                                                                                     ==============  ==============

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                      $   0 .24       $    0.24
                                                                                     ==============  ==============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                   AND THE THREE MONTHS ENDED MARCH 31, 2001

                                                            Limited Partners
                                          ---------------------------------------------------
                                                   Class A                    Class B                            Total
                                          ------------------------    -----------------------     General      Partners'
                                            Units        Amounts       Units         Amounts     Partners       Capital
                                          ---------    -----------    -------      ----------   ----------    -----------
BALANCE, December 31, 1999                2,166,966    $18,553,200    545,925      $3,065,634   $        0    $21,618,834

net income (loss)                                 0      2,292,724          0        (816,544)           0      1,476,180
Partnership distributions                         0     (2,144,847)         0               0            0     (2,144,847)
Class B conversions                          72,535        403,197    (72,535)       (403,197)           0              0
                                          ---------    -----------    -------      ----------   ----------    -----------
BALANCE, December 31, 2000                2,239,501     19,104,274    473,390       1,845,893            0     20,950,167

Net income (loss)                                 0        556,587          0        (202,483)           0        354,104
Partnership distributions                         0       (549,658)         0               0            0       (549,658)
Class B conversions                          16,500         64,339    (16,500)        (64,339)           0              0
Class A conversions                          (1,000)        (8,531)     1,000           8,531            0              0
                                          ---------    -----------    -------      ----------   ----------    -----------
BALANCE, March 31, 2001                   2,255,001    $19,167,011    457,890      $1,587,602   $        0    $20,754,613
                                          =========    ===========    =======      ==========   ==========    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                                                                                           Three Months Ended
                                                                                     ------------------------------
                                                                                        March 31,       March 31,
                                                                                          2001            2000
                                                                                     --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                           $ 354,104       $ 358,512
    Adjustments to reconcile net income to net cash used in operating activities:
           Equity in income of joint ventures                                             (370,701)       (384,254)
    Changes in assets and liabilities:
       Decrease in accounts receivable                                                       1,685               0
       Decrease in accounts payable                                                            (12)              0
                                                                                     --------------  --------------
              Net cash used in operating activities                                        (14,924)        (25,742)
                                                                                     --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                             574,851         498,295
                                                                                     --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                                             (559,875)       (506,202)
                                                                                     --------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            52         (33,649)

CASH AND CASH EQUIVALENTS, beginning of year                                               227,034         278,514
                                                                                     --------------  --------------
CASH AND CASH EQUIVALENTS, end of period                                                 $ 227,086       $ 244,865
                                                                                     ==============  ==============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2001


  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) General

      Wells Real Estate Fund X, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

      On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Units, and 596,792 Class B Units, held by a total of 1,593 and 219 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees and expenses, payment of $4,069,338 in selling commissions and organization and offering expenses, and an aggregate investment of $21,797,417 in the Fund X-XI Joint Venture and the Fund IX-X-XI-REIT Joint Venture, as of March 31, 2001, the Partnership was holding net offering proceeds of $177,000 available for investment in properties.

      As of March 31, 2001, the Partnership owned interests in properties through its ownership in the following joint ventures with other Wells entities: (i) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P., and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), and (ii) Fund X-XI Associates, a joint venture between the Partnership and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"). Wells Operating Partnership, L.P. ("Wells OP") is a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its general partner.

      As of March 31, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alston Power Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (ii) a two-story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iii) a three-story office building located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iv) a one-story warehouse facility located in Ogden, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (v) a one-story office building located in Oklahoma City, Oklahoma (the "Avaya Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P., and (vii) a two-story warehouse and office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Joint Venture (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells Operating Partnership, L.P.

      (b) Basis of Presentation

      The financial statements of Wells Real Estate Fund X, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2001.

 2.   Investment in Joint Ventures

      Through investments in joint ventures, the Partnership owns interests in seven properties, of which five are office buildings, one is a warehouse, and one is a combined warehouse and office building facility. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on the Partnership's investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 2001.

      Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation

      The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

  1.  RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

      General

      As of March 31, 2001 and 2000, the developed properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership decreased to $374,487 from $384,254 for the three months ended March 31, 2001 and 2000, respectively. The decrease was primarily due to a decline in equity in income of joint ventures from the Alstom Power and Interlocken properties, offset by increased earnings from Ohmeda as explained in the attached operating statements. Expenses of the Partnership decreased to $20,383 for the three months ended March 31, 2001, as compared to $25,742 for the three months ended March 31, 2000. This decrease was largely due to a decrease in partnership administration expenses and computer costs. As a result, net income of the Partnership was $354,104 for the three months ended March 31, 2001, as compared to a net income of $358,512 for the three months ended March 31, 2000.

      The Partnership's net cash used in operating activities decreased to $14,924 for 2001, as compared to $25,742 for 2000, which is primarily due to the decrease in expenses. Net cash provided by investing activities increased to $574,851 from $498,295 because of the increased distributions received from joint ventures as described in the attached operating statements. Net cash used in financing activities increased from $506,202 to $559,875, due to increases in operating cash flows.

      Net income per weighted average unit for Class A Limited Partners was $0.25 for the three months ended March 31, 2001, as compared to $0.26 for the same period in 2000. Net loss per weighted average unit for Class B Limited Partners was $.44 for the three months ended March 31, 2001 and $.37 for the same period in 2000.

      The Partnership's distribution from net cash from operations accrued to Class A Limited Partners was $0.24 per weighted average unit for both 2000 and 2001.

      The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of March 31, 2001, the Partnership was holding $177,000 available for investment in additional properties.

2.   PROPERTY OPERATIONS

     As of March 31, 2001, the Partnership owned interests in the following operational properties:

           The Alstom Power Building/Fund IX-X-XI-REIT Joint Venture

                                                                                            Three Months Ended
                                                                                         -------------------------
                                                                                         March 31,       March 31,
                                                                                            2001           2000
                                                                                         ---------       ---------
Revenues:
   Rental income                                                                         $ 295,634       $ 315,165
   Interest income                                                                          20,255          17,728
                                                                                         ---------       ---------
                                                                                           315,889         332,893
                                                                                         ---------       ---------
Expenses:
   Depreciation                                                                             99,934          98,454
   Management and leasing expenses                                                          24,003          25,253
   Other operating expenses, net of reimbursements                                           9,361          (6,063)
                                                                                         ---------       ---------
                                                                                           133,298         117,644
                                                                                         ---------       ---------
Net income                                                                               $ 182,591       $ 215,249
                                                                                         =========       =========

Occupied percentage                                                                            100%            100%
                                                                                         =========       =========

Partnership's ownership percentage                                                           48.33%          48.22%
                                                                                         =========       =========

Cash distributions to the Partnership                                                    $ 134,653       $ 149,491
                                                                                         =========       =========

Net income allocated to the Partnership                                                  $  88,252       $ 103,796
                                                                                         =========       =========

Net income decreased in 2001, compared to 2000, due to a rental adjustment made in the first quarter of 2000. Total expenses increased due to increases in janitorial costs and repairs and maintenance costs associated with common floor space. Other operating expenses are negative for 2000 due to offsetting reimbursements billed for operating costs and management and leasing fee expenses related to 1999.

The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to capital contributions made by the Partnership to the Joint Venture in the third quarter of 2000.

Cash distributions decreased in 2001 compared to 2000 due to a combination of decreased rental income and increased expenses.

              The Avaya Building/Fund IX-X-XI-REIT Joint Venture

                                                                                             Three Months Ended
                                                                                         -------------------------
                                                                                         March 31,       March 31,
                                                                                           2001            2000
                                                                                         ---------       ---------
Revenues:
   Rental income                                                                         $ 145,752       $ 145,752
                                                                                         ---------       ---------
Expenses:
   Depreciation                                                                             45,801          45,801
   Management and leasing expenses                                                           5,485           5,370
   Other operating expenses                                                                  4,104           3,481
                                                                                         ---------       ---------
                                                                                            55,390          54,652
                                                                                         ---------       ---------
Net income                                                                               $  90,362       $  91,100
                                                                                         =========       =========

Occupied percentage                                                                            100%            100%
                                                                                         =========       =========

Partnership's ownership percentage                                                           48.33%          48.22%
                                                                                         =========       =========

Cash distributions to the Partnership                                                    $  60,249       $  60,944
                                                                                         =========       =========

Net income allocated to the Partnership                                                  $  43,675       $  43,930
                                                                                         =========       =========

Rental income, net income and distributions remained relatively stable for 2001 as compared to 2000 due to the stable occupancy. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to capital contributions made by the Partnership to the Joint Venture in the third quarter of 2000.

                Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                                                            Three Months Ended
                                                                                         -------------------------
                                                                                         March 31,       March 31,
                                                                                            2001           2000
                                                                                         ---------       ---------
Revenues:
   Rental income                                                                         $ 256,830       $ 256,829
                                                                                         ---------       ---------
Expenses:
   Depreciation                                                                             81,576          81,576
   Management and leasing expenses                                                          12,545          17,001
   Other operating expenses, net of reimbursements                                           3,982          27,594
                                                                                         ---------       ---------
                                                                                            98,103         126,171
                                                                                         ---------       ---------
Net income                                                                               $ 158,727       $ 130,658
                                                                                         =========       =========

Occupied percentage                                                                            100%            100%
                                                                                         =========       =========

Partnership's ownership percentage                                                           48.33%          48.22%
                                                                                         =========       =========

Cash distributions to the Partnership                                                    $ 113,391       $  99,593
                                                                                         =========       =========

Net income allocated to the Partnership                                                  $  76,718       $  63,005
                                                                                         =========       =========

Net income increased in 2001, as compared to 2000, due to an overall decrease in expenses. Operating expenses decreased significantly due to a reduction in real estate taxes resulting from an appeal in 2000 to the taxing authorities. Management and leasing expenses decreased due to a decrease in reimbursement collected in 2001, as management and leasing fees are assessed based on cash collections. Cash distributions have increased largely because of the increase in net income. The Partnership's ownership percentage increased due to additional capital contributions made to the Fund IX-X-XI-REIT Joint Venture during the third quarter of 2000.

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                                                                            Three Months Ended
                                                                                         -------------------------
                                                                                         March 31,       March 31,
                                                                                           2001            2000
                                                                                         ---------       ---------
Revenues:
   Rental income                                                                         $ 206,628       $ 206,189
                                                                                         ---------       ---------
Expenses:
   Depreciation                                                                             71,797          71,670
   Management and leasing expenses                                                          22,346          20,907
   Other operating expenses, net of reimbursements                                           7,722         (16,920)
                                                                                         ---------       ---------
                                                                                           101,865          75,657
                                                                                         ---------       ---------
Net income                                                                               $ 104,763       $ 130,532
                                                                                         =========       =========

Occupied percentage                                                                            100%            100%
                                                                                         =========       =========

Partnership's ownership percentage                                                           48.33%          48.22%
                                                                                         =========       =========

Cash distributions to the Partnership                                                    $  87,183       $  98,157
                                                                                         =========       =========

Net income allocated to the Partnership                                                  $  50,635       $  62,944
                                                                                         =========       =========

Net income decreased in 2001 as compared to 2000 due to an increase in operating expenses for 2000. Other operating expenses are negative for 2000 due to an adjustment for tenant reimbursements of operating costs as well as management and leasing fees. Tenants are billed an estimated amount for current year common area maintenance reimbursements, which are reconciled the following year, and the difference is billed or credited to the tenants.

Cash distributions and net income allocated to the Partnership for the quarter decreased in 2001 compared to 2000 due to a decrease in net income. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional capital contributions made by the Partnership to the Joint Venture in the third quarter of 2000.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                                                                             Three Months Ended
                                                                                         -------------------------
                                                                                         March 31,        March 31,
                                                                                           2001             2000
                                                                                         ---------        --------
Revenues:
   Rental income                                                                         $ 168,250        $168,250
                                                                                         ---------        --------
Expenses:
   Depreciation                                                                             55,062          55,062
   Management and leasing expenses                                                           7,462           7,280
   Other operating expenses, net of reimbursements                                           3,733           5,148
                                                                                         ---------        --------
                                                                                            66,257          67,490
                                                                                         ---------        --------
Net income                                                                               $ 101,993        $100,760
                                                                                         =========        ========

Occupied percentage                                                                            100%            100%
                                                                                         =========        ========

Partnership's ownership percentage                                                           48.33%          48.22%
                                                                                         =========        ========

Cash distributions to the Partnership                                                    $  73,572        $ 72,807
                                                                                         =========        ========

Net income allocated to the Partnership                                                  $  49,296        $ 48,587
                                                                                         =========        ========

Rental income, net income and cash distributions remained stable for 2001, as compared to 2000 due to the stable occupancy.

                Cort Building/Wells/Orange County Joint Venture

                                                                                           Three Months Ended
                                                                                          ------------------------
                                                                                          March 31,       March 31,
                                                                                            2001            2000
                                                                                          --------        --------
Revenues:
   Rental income                                                                          $199,586        $198,885
                                                                                          --------        --------
Expenses:
   Depreciation                                                                             46,641          46,641
   Management and leasing expenses                                                           8,107           7,590
   Other operating expenses                                                                 11,085          11,171
                                                                                          --------        --------
                                                                                            65,833          62,402
                                                                                          --------        --------
Net income                                                                                $133,753        $133,483
                                                                                          ========        ========

Occupied percentage                                                                            100%            100%
                                                                                          ========        ========

Partnership's ownership percentage                                                            32.8%           32.8%
                                                                                          ========        ========

Cash distributions to the Partnership                                                     $ 55,942        $ 56,083
                                                                                          ========        ========

Net income allocated to the Partnership                                                   $ 43,871        $ 43,782
                                                                                          ========        ========

Rental income, expenses, net income and distributions remained stable in 2001 as compared to 2000 due to stable occupancy.

                Fairchild Building/Wells/Fremont Joint Venture

                                                                                             Three Months Ended
                                                                                          ------------------------
                                                                                          March 31,       March 31,
                                                                                            2001            2000
                                                                                          --------        --------
Revenues:
   Rental income                                                                          $225,178        $225,210
                                                                                          --------        --------
Expenses:
   Depreciation                                                                             71,382          71,382
   Management and leasing expenses                                                           9,044           9,175
   Other operating expenses                                                                  2,140           3,770
                                                                                          --------        --------
                                                                                            82,566          84,327
                                                                                          --------        --------
Net income                                                                                $142,612        $140,868
                                                                                          ========        ========

Occupied percentage                                                                            100%            100%
                                                                                          ========        ========

Partnership's ownership percentage                                                            12.8%           12.8%
                                                                                          ========        ========

Cash distributions to the Partnership                                                     $ 27,170        $ 26,080
                                                                                          ========        ========

Net income allocated to the Partnership                                                   $ 18,254        $ 18,210
                                                                                          ========        ========

Rental income, expenses, net income and distributions remained stable in 2001, as compared to 2000 due to stable occupancy.

                          PART II. OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND X, L.P.
                                    (Registrant)
Dated: May 11, 2001 By:             /s/ Leo F. Wells, III
                                    ---------------------
                                    Leo F. Wells, III, as Individual
                                    General Partner, and as President,
                                    and Chief Financial Officer
                                    of Wells Capital, Inc., the
                                    General Partner of Wells Partners, L.P.