Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND X L P
filed 2001-08-10
CIK 1018215

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                             June 30, 2001                             or
                               ---------------------------------------------------------------------

[_]      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to
                               ------------------------------------    --------------------------------

Commission file number                                            0-23719
                       --------------------------------------------------------------------------------

                                       WELLS REAL ESTATE FUND X, L.P.
-------------------------------------------------------------------------------------------------------
                         (Exact name of registrant as specified in its charter)

                    Georgia                                                     58-2250093
---------------------------------------------                   ---------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer Identification Number)
                or organization)

  6200 The Corners Pkwy., Norcross, Georgia                                        30092
---------------------------------------------                   ---------------------------------------
  (Address of principal executive offices)                                       (Zip Code)

Registrant's telephone number, including area code                             (770) 449-7800
                                                   ----------------------------------------------------

-------------------------------------------------------------------------------------------------------
           (Former name, former address, and former fiscal year, if changed since last report)

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

              Yes   X          No
                  -----           -----

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                    Page No.
                                                                                    --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets--June 30, 2001 and December 31, 2000                            3

         Statements of Income for the Three and Six Months Ended June 30, 2001
          and 2000                                                                      4

         Statements of Partners' Capital for the Year Ended December 31, 2000 for
          the Six Months Ended June 30, 2001                                            5

         Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000       6

         Condensed Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                10

PART II. OTHER INFORMATION                                                             12

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                                            June 30,         December 31,
                                                                              2001               2000
                                                                           -----------        -----------
ASSETS:
 Investment in joint ventures (Note 2)                                     $20,337,513        $20,704,957
 Cash and cash equivalents                                                     179,374            227,034
 Due from affiliates                                                           601,424            574,852
 Accounts receivable                                                               487              1,685
 Prepaid expenses and other assets                                               7,946                  0
 Deferred project costs                                                         15,088             15,088
                                                                           -----------        -----------
         Total assets                                                      $21,141,832        $21,523,616
                                                                           ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
 Accounts payable                                                          $         0        $    13,574
 Partnership distribution payable                                              566,658            559,875
                                                                           -----------        -----------
         Total liabilities                                                     566,658            573,449
                                                                           -----------        -----------
Partners' capital:
 Limited partners:
   Class A--2,266,601 units outstanding at June 30, 2001 and
    2,239,501 units at December 31, 2000                                    19,221,660         19,104,274
   Class B--446,290 units outstanding at June 30, 2001 and 473,390
    units at December 31, 2000                                               1,353,514          1,845,893
                                                                           -----------        -----------
     Total partners' capital                                                20,575,174         20,950,167
                                                                           -----------        -----------
     Total liabilities and partners' capital                               $21,141,832        $21,523,616
                                                                           ===========        ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                       Three Months Ended                Six Months Ended
                                                    -------------------------        --------------------------
                                                     June 30,       June 30,         June 30,         June 30,
                                                       2001           2000             2001             2000
                                                    ---------       ---------        ----------      ----------

REVENUES:
 Equity in income of joint ventures                 $ 415,437       $ 379,779        $  786,138      $  764,033
 Interest income                                        2,507               0             6,293               0
                                                    ---------       ---------        ----------      ----------
                                                      417,944         379,779           792,431         764,033
                                                    ---------       ---------        ----------      ----------
EXPENSES:
 Partnership administration                            22,687          17,372            32,555          27,265
 Legal and accounting                                   3,330           3,711            13,045          16,493
 Computer costs                                         4,707           3,026             5,508           6,093
                                                    ---------       ---------        ----------      ----------
                                                       30,724          24,109            51,108          49,851
                                                    ---------       ---------        ----------      ----------
NET INCOME                                          $ 387,220       $ 355,670        $  741,323      $  714,182
                                                    =========       =========        ==========      ==========

NET INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                           $ 589,720       $ 561,090        $1,146,307      $1,120,748
                                                    =========       =========        ==========      ==========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS      $(202,500)      $(205,420)       $ (404,984)     $ (406,566)
                                                    =========       =========        ==========      ==========

NET INCOME PER WEIGHTED AVERAGE CLASS A
 LIMITED PARTNER UNIT                               $    0.26       $    0.26        $     0.51      $     0.52
                                                    =========       =========        ==========      ==========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED
 PARTNER UNIT                                       $   (0.45)      $   (0.39)       $    (0.90)     $    (0.76)
                                                    =========       =========        ==========      ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER
 UNIT                                               $    0.25       $    0.24        $     0.49      $     0.48
                                                    =========       =========        ==========      ==========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                     AND THE SIX MONTHS ENDED JUNE 30, 2001

                                                                   Limited Partners
                                              ----------------------------------------------------------
                                                      Class A                           Class B                  Total
                                              --------------------------         -----------------------        Partners'
                                                Units          Amounts           Units          Amounts          Capital
                                              ---------      -----------         -------      ----------       -----------
BALANCE, December 31, 1999                    2,166,966      $18,553,200         545,925      $3,065,634       $21,618,834

Net income (loss)                                     0        2,292,724               0        (816,544)        1,476,180
Partnership distributions                             0       (2,144,847)              0               0        (2,144,847)
Class B conversions                              72,535          403,197         (72,535)       (403,197)                0
                                              ---------      -----------         -------      ----------       -----------
BALANCE, December 31, 2000                    2,239,501       19,104,274         473,390       1,845,893        20,950,167

Net income (loss)                                     0        1,146,307               0        (404,984)          741,323
Partnership distributions                             0       (1,116,316)              0               0        (1,116,316)
Class B conversions                              27,100           87,395         (27,100)        (87,395)                0
                                              ---------      -----------         -------      ----------       -----------
BALANCE, June 30, 2001                        2,266,601      $19,221,660         446,290      $1,353,514       $20,575,174
                                              =========      ===========         =======      ==========       ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                  ------------------------------
                                                                    June 30,          June 30,
                                                                  -----------        -----------
                                                                      2001              2000
                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $   741,323        $   714,182
 Adjustments to reconcile net income to net cash used in
  operating activities:
       Equity in earnings of joint ventures                          (786,138)          (764,033)
 Changes in assets and liabilities:
   Prepaid expenses and other assets                                   (7,946)                 0
   Accounts receivable                                                  1,198                  0
   Accounts payable                                                   (13,574)                 0
                                                                  -----------        -----------
         Net cash used in operating activities                        (65,137)           (49,851)
                                                                  -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                         1,127,010          1,061,819
 Investment in joint ventures                                               0            (38,489)
                                                                  -----------        -----------
         Net cash provided by investing activities                  1,127,010          1,023,330
                                                                  -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distribution to partners from accumulated earnings                (1,109,533)        (1,026,866)
                                                                  -----------        -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (47,660)           (53,387)

CASH AND CASH EQUIVALENTS, beginning of year                          227,034            278,514
                                                                  -----------        -----------
CASH AND CASH EQUIVALENTS, end of period                          $   179,374        $   225,127
                                                                  ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Deferred project costs applied to joint venture property        $         0        $     1,604
                                                                  ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2001

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

   On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Units, and 596,792 Class B Units, held by a total of 1,593 and 219 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees and expenses, payment of $4,069,338 in selling commissions and organization and offering expenses, and an aggregate investment of $21,797,417 in the Fund X-XI Joint Venture and the Fund IX-X-XI-REIT Joint Venture, as of June 30, 2001, the Partnership was holding net offering proceeds of $177,000 available for investment in properties.

   As of June 30, 2001, the Partnership owned interests in properties through its ownership in the following joint ventures with other Wells entities:
   (i) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P., and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture"), and
   (ii) Fund X-XI Associates, a joint venture between the Partnership and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"). Wells Operating Partnership, L.P. ("Wells OP") is a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., (the "Wells REIT"), a Maryland corporation, as its general partner.

   As of June 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alston Power Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (ii) a two-story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iii) a three-story office building located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iv) a one-story warehouse facility located in Ogden, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (v) a one-story office building located in Oklahoma City, Oklahoma (the "Avaya Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, and (vii) a two-story warehouse and office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Joint Venture (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP.

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

   SUMMARY OF OPERATIONS

   The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of June 30, 2001 and 2000, respectively.

                                                                                     Partnership's Share of
                                     Total Revenues              Net Income                Net Income
                                 -----------------------   -----------------------   -----------------------
                                   Three Months Ended        Three Months Ended         Three Months Ended
                                 -----------------------   -----------------------   -----------------------
                                  June 30,     June 30,     June 30,     June 30,      June 30,     June 30,
                                    2001         2000         2001         2000          2001         2000
                                 ----------   ----------   ----------   ----------      --------    --------
Fund IX-X-XI-REIT
  Joint Venture                  $1,087,746   $1,100,478   $  734,418   $  645,951      $354,967    $311,651
Cort Joint Venture                  198,881      198,885      131,374      151,896        43,091      49,822
Fremont Joint Venture               225,178      225,195      135,990      141,796        17,379      18,306
                                 ----------   ----------   ----------   ----------      --------    --------
                                 $1,511,805   $1,524,558   $1,001,782   $  939,643      $415,437    $379,779
                                 ==========   ==========   ==========   ==========      ========    ========

                                                                                     Partnership's Share of
                                     Total Revenues              Net Income                 Net Income
                                 -----------------------   -----------------------   -----------------------
                                     Six Months Ended         Six Months Ended           Six Months Ended
                                 -----------------------   -----------------------   -----------------------
                                  June 30,     June 30,     June 30,     June 30,      June 30,     June 30,
                                    2001         2000         2001         2000          2001         2000
                                 ----------   ----------   ----------   ----------      --------    --------
Fund IX-X-XI-REIT
  Joint Venture                  $2,181,096   $2,210,391   $1,372,853   $1,314,249      $663,542    $633,913
Cort Joint Venture                  398,468      397,771      265,127      285,379        89,962      93,604
Fremont Joint Venture               450,356      450,390      278,602      282,664        32,634      36,516
                                 ----------   ----------   ----------   ----------      --------    --------
                                 $3,029,920   $3,058,552   $1,916,582   $1,882,292      $786,138    $764,033
                                 ==========   ==========   ==========   ==========      ========    ========

   SUMMARY OF OPERATIONS

   The following information summarizes the operations of the property, which is owned by one of the above joint venture and is significant to the Partnership, for the quarters ended June 30, 2001 and June 30, 2000, respectively. Audited financial statements of this property is included in the Partnership's Annual Report on Form 10-K filed for the year ended December 31, 2000:

                                                                                     Partnership's Share of
                                     Total Revenues              Net Income                Net Income
                                 -----------------------   -----------------------   -----------------------
                                   Three Months Ended        Three Months Ended         Three Months Ended
                                 -----------------------   -----------------------   -----------------------
                                  June 30,     June 30,     June 30,     June 30,      June 30,    June 30,
                                    2001         2000         2001         2000         2001         2000
                                 ----------   ----------   ----------   ----------     --------    --------
The Ohmeda Building               $256,829     $256,829     $169,288     $110,022       $81,822     $53,065
                                  ========     ========     ========     ========       =======     =======

                                                                                     Partnership's Share of
                                     Total Revenues              Net Income                  Net Income
                                 -----------------------   -----------------------   ----------------------
                                     Six Months Ended          Six Months Ended         Six Months Ended
                                 -----------------------   -----------------------   -----------------------
                                  June 30,     June 30,     June 30,     June 30,      June 30,    June 30,
                                    2001         2000         2001         2000         2001         2000
                                 ----------   ----------   ----------   ----------     --------    --------
The Ohmeda Building               $513,659     $513,657     $328,015     $240,680      $158,540    $116,070
                                  ========     ========     ========     ========      ========    ========


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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   General

   As of June 30, 2001 and 2000, the developed properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership were $792,431 for the six months ended June 30, 2001 as compared to $764,033 for the six months ended June 30, 2000. The increase in revenues is attributed primarily to increased earnings from the Fund IX-X-XI-REIT Joint Venture, primarily due to a decrease in real estate taxes at the Ohmeda Property. Expenses of the Partnership increased to $51,108 for the six months ended June 30, 2001, as compared to $49,851 for the six months ended June 30, 2000. This increase was due to an increase in administrative salaries and printing costs. As a result, net income of the Partnership was $741,323 for the six months ended June 30, 2001, as compared to a net income of $714,182 for the six months ended June 30, 2000.

   The Partnership's net cash used in operating activities increased to $65,137 for 2001, as compared to $49,851 for 2000, which is primarily due to the prepayment of certain expenses this year. Net cash provided by investing activities increased to $1,127,010 from $1,023,330 due to the increased distributions received from the Fund IX-X-XI-REIT Joint Venture and the Cort Joint Venture and investments in joint ventures made in 2000. Net cash used in financing activities increased to $1,109,533 from $1,026,866 due to increases in cash flows generated by properties owned through joint ventures.

   Net income per weighted average unit for Class A Limited Partners was $0.51 for the six months ended June 30, 2001 as compared to $0.52 for the six months ended June 30, 2000. Net loss per weighted average unit for Class B Limited Partners was $0.90 for the six months ended June 30, 2001 as compared to $0.76 for the six months ended June 30, 2000.

   Cash distributions declared per weighted average Unit for Class A Limited Partners were $0.49 for the six months ended June 30, 2001 as compared to $0.48 for the six months ended June 30, 2001. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

   The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of June 30, 2001, the Partnership was holding $177,000 available for investment in additional properties.

                          PART II. OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the second quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WELLS REAL ESTATE FUND X, L.P.
                                         (Registrant)
Dated:  August 10, 2001             By:  /s/ Leo F. Wells, III
                                         --------------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner, and as President, and
                                         Chief Financial Officer of
                                         Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.