Form 10-Q
period 2001-09-30
WELLS REAL ESTATE FUND X L P
filed 2001-11-14
CIK 1018215

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended            September 30, 2001                 or
                               ----------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission file number                         0-23719
                       ---------------------------------------------------------

                        WELLS REAL ESTATE FUND X, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Georgia                                 58-2250093
------------------------------------   ----------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification Number)
     incorporation or organization)

  6200 The Corners Pkwy., Norcross, Georgia                30092
-------------------------------------------  -----------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
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

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets-September 30, 2001 and December 31, 2000          3

           Statements of Income for the Three and Nine Months Ended
              September 30, 2001 and 2000                                   4

           Statements of Partners' Capital for the Year Ended
              December 31, 2000 and the Nine Months Ended
              September 30, 2001                                            5

           Statements of Cash Flows for the Nine Months Ended
              September 30, 2001 and 2000                                   6

           Condensed Notes to Financial Statements                          7

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10



PART II.  OTHER INFORMATION                                                12

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                                                                                   September 30,       December 31,
                                                                                       2001                2000
                                                                                   -------------       ------------
ASSETS:
    Investment in joint ventures (Note 2)                                           $20,149,701        $20,704,957
    Cash and cash equivalents                                                           196,195            227,034
    Due from affiliates                                                                 578,707            574,852
    Accounts receivable                                                                       0              1,685
    Deferred project costs                                                               15,088             15,088
                                                                                    -----------        -----------
          Total assets                                                              $20,939,691        $21,523,616
                                                                                    ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
    Accounts payable                                                                $     6,119        $    13,574
    Partnership distribution payable                                                    555,611            559,875
                                                                                    -----------        -----------
          Total liabilities                                                             561,730            573,449
                                                                                    -----------        -----------
Partners' capital:
    Limited partners:
       Class A-2,279,473 units outstanding at September 30, 2001 and
           2,239,501 units outstanding at December 31, 2000                          19,274,419         19,104,274
       Class B-433,418 units outstanding at September 30, 2001 and
           473,390 units outstanding at December 31, 2000                             1,103,542          1,845,893
                                                                                    -----------        -----------
           Total partners' capital                                                   20,377,961         20,950,167
                                                                                    -----------        -----------
           Total liabilities and partners' capital                                  $20,939,691        $21,523,616
                                                                                    ===========        ===========


                   See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                         Three Months Ended                    Nine Months Ended
                                               ------------------ ------------------ ----------------- ------------------
                                                  September 30,      September 30,      September 30,     September 30,
                                                      2001               2000              2001               2000
                                               ------------------ ------------------ ----------------- ------------------
REVENUES:
    Equity in income of joint ventures
         (Note 2)                                     $ 390,892          $ 390,694         $1,177,030        $1,154,727
    Interest income                                       2,100              6,504              8,393             6,504
                                                      ---------          ---------         ----------        ----------
                                                        392,992            397,198          1,185,423         1,161,231
                                                      ---------          ---------         ----------        ----------
EXPENSES:
    Partnership administration                           30,157             11,417             62,713            38,682
    Legal and accounting                                  1,440                615             14,485            17,108
    Computer costs                                        2,997              2,354              8,504             8,447
                                                      ---------          ---------         ----------        ----------
                                                         34,594             14,386             85,702            64,237
                                                      ---------          ---------         ----------        ----------
NET INCOME                                            $ 358,398          $ 382,812         $1,099,721        $1,096,994
                                                      =========          =========         ==========        ==========

NET INCOME ALLOCATED TO
    CLASS A LIMITED
    PARTNERS                                          $ 567,282          $ 590,666         $1,713,588        $1,711,414
                                                      =========          =========         ==========        ==========

NET LOSS ALLOCATED TO
    CLASS B LIMITED
    PARTNERS                                          $(208,884)         $(207,854)        $ (613,867)       $ (614,420)
                                                      =========          =========         ==========        ==========

NET INCOME PER WEIGHTED
    AVERAGE CLASS A
    LIMITED PARTNER UNIT                              $    0.25          $    0.27          $    0.76        $     0.78
                                                      =========          =========         ==========        ==========

NET LOSS PER WEIGHTED
    AVERAGE CLASS B
    LIMITED PARTNER UNIT                              $   (0.48)         $   (0.40)         $   (1.38)        $   (1.19)
                                                      =========          =========         ==========        ==========

CASH DISTRIBUTION PER
    CLASS A LIMITED
    PARTNER UNIT                                      $    0.24          $    0.24          $    0.74         $    0.72
                                                      =========          =========         ==========        ==========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND X, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                  Limited Partners
                                              -----------------------------------------------------
                                                       Class A                      Class B               Total
                                              ------------------------       ----------------------     Partners'
                                                Units        Amounts          Units        Amounts       Capital
                                              ---------    -----------       -------     ----------    -----------
   BALANCE, December 31, 1999                 2,166,966    $18,553,200       545,925     $3,065,634    $21,618,834

   Net income (loss)                                  0      2,292,724             0       (816,544)     1,476,180
   Partnership distributions                          0     (2,144,847)            0              0     (2,144,847)
   Class B conversions                           72,535        403,197       (72,535)      (403,197)             0
                                              ---------    -----------       -------     ----------    -----------
   BALANCE, December 31, 2000                 2,239,501     19,104,274       473,390      1,845,893     20,950,167

   Net income (loss)                                  0      1,713,588             0       (613,867)     1,099,721
   Partnership distributions                          0     (1,671,927)            0              0     (1,671,927)
   Class B conversions                           39,972        128,484       (39,972)      (128,484)             0
                                              ---------    -----------       -------     ----------    -----------
   BALANCE, September 30, 2001                2,279,473    $19,274,419       433,418     $1,103,542    $20,377,961
                                              =========    ===========       =======     ==========    ===========




                 See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                              -------------------------------------
                                                                                 September 30,      September 30,
                                                                                     2001               2000
                                                                              ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $  1,099,721        $  1,096,994
    Adjustments to reconcile net income to net cash used in operating activities:
              Equity in earnings of joint ventures                                (1,177,030)         (1,154,727)
    Changes in assets and liabilities:
       Prepaid expenses and other assets                                               1,685             (13,101)
       Accounts payable                                                               (7,455)                  0
                                                                              ------------------  -----------------
                 Net cash used in operating activities                               (83,079)            (70,834)
                                                                              ------------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                     1,728,431           1,622,037
    Investment in joint ventures                                                           0             (78,608)
                                                                              ------------------  -----------------
                 Net cash provided by investing activities                         1,728,431           1,543,429
                                                                              ------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                                     (1,676,191)         (1,557,875)
                                                                              ------------------  -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (30,839)            (85,280)

CASH AND CASH EQUIVALENTS, beginning of year                                         227,034             278,514
                                                                              ------------------  -----------------
CASH AND CASH EQUIVALENTS, end of period                                        $    196,195         $   193,234
                                                                              ==================  =================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
       Deferred project costs applied to joint venture property                 $          0         $     3,275
                                                                              ==================  =================


             See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

      Wells Real Estate Fund X, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

      On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Units, and 596,792 Class B Units, held by a total of 1,593 and 219 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees and expenses, payment of $4,069,338 in selling commissions and organization and offering expenses, and an aggregate investment of $21,797,417 in the Fund X-XI Joint Venture and the Fund IX-X-XI-REIT Joint Venture, the Partnership was holding net offering proceeds of $177,000 available for investment in properties as of September 30, 2001.

      As of September 30, 2001, the Partnership owned interests in properties through its ownership in the following joint ventures with other Wells entities: (i) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P., and Wells Operating Partnership, L.P. ("Wells OP")(the "Fund IX-X-XI-REIT Joint Venture"), and (ii) Fund X-XI Associates, a joint venture between the Partnership and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"). Wells OP is a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., ("Wells REIT"), a Maryland corporation, as its general partner.

      As of September 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville Building"), which is owned by the Fund IX-X-XI-REIT Joint

      Venture, (ii) a two-story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iii) a three-story office building located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iv) a one-story warehouse facility located in Ogden, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (v) a one-story office building located in Oklahoma City, Oklahoma (the "Avaya Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, and (vii) a two-story warehouse and office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Joint Venture (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP.

      (b) Basis of Presentation

      The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

2.    INVESTMENT IN JOINT VENTURES

      Through investments in joint ventures, the Partnership owns interests in seven properties, of which five are office buildings, one is a warehouse, and one is a combined warehouse and office building facility. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on the Partnership's investments in joint ventures, see the Partnership's Form 10-K for the year ended December 31, 2000.

      SUMMARY OF OPERATIONS

      The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of September 30, 2001 and 2000, respectively.


                                                                                             Partnership's Share of Net
                                      Total Revenues                  Net Income                       Income
                              -----------------------------  -----------------------------  -----------------------------
                                    Three Months Ended            Three Months Ended             Three Months Ended
                              -----------------------------  -----------------------------  -----------------------------
                              September 30,   September 30,  September 30,   September 30,  September 30,   September 30,
                                  2001             2000           2001            2000           2001            2000
                              -------------   -------------  -------------   -------------  -------------  --------------
     Fund IX-X-XI-REIT
       Joint Venture             $1,082,768      $1,087,126       $669,906        $678,125      $323,786         $327,628
     Cort Joint Venture             203,812         198,885        149,477         137,099        49,028           44,966
     Fremont Joint
       Venture                      227,050         225,195        142,087         141,395        18,078           18,100
                              -------------   -------------  -------------   -------------  -------------  --------------
                                 $1,513,630      $1,511,206       $961,470        $956,619      $390,892         $390,694
                              =============   =============  =============   =============  =============  ==============

                                                                                             Partnership's Share of Net
                                      Total Revenues                  Net Income                       Income
                              -----------------------------  -----------------------------  -----------------------------
                                     Nine Months Ended             Nine Months Ended              Nine Months Ended
                              -----------------------------  -----------------------------  -----------------------------
                              September 30,   September 30,  September 30,   September 30,  September 30,   September 30,
                                  2001             2000           2001            2000           2001            2000
                              -------------   -------------  -------------   -------------  -------------  --------------
     Fund IX-X-XI-REIT
       Joint Venture             $3,263,864      $3,297,516     $2,042,759      $1,992,374       $987,329        $961,541
     Cort Joint Venture             602,280         596,656        414,603         422,477        135,963         138,906
     Fremont Joint
       Venture                      677,406         675,585        420,689         424,058         53,738          54,280
                              -------------   -------------  -------------   -------------  -------------  --------------
                                 $4,543,550      $4,569,757     $2,878,051      $2,838,909     $1,177,030      $1,154,727
                              =============   =============  =============   =============  =============  ==============

      The following information summarizes operations of the property, which is owned by one of the above joint ventures and is significant to the Partnership, for the three months and nine months ended September 30, 2001 and September 30, 2000, respectively. Audited financial statements of this property are included in the Partnership's Annual Report on Form 10-K filed for the year ended December 31, 2000:

                                                                                             Partnership's Share of Net
                                      Total Revenues                  Net Income                       Income
                              -----------------------------  -----------------------------  -----------------------------
                                    Three Months Ended            Three Months Ended             Three Months Ended
                              -----------------------------  -----------------------------  -----------------------------
                              September 30,   September 30,  September 30,   September 30,  September 30,   September 30,
                                  2001             2000           2001            2000           2001            2000
                              -------------   -------------  -------------   -------------  -------------  --------------
     Ohmeda Building               $256,829        $256,829       $171,963        $170,012       $ 83,110        $ 82,167
                              =============   =============  =============   =============  =============  ==============

                                                                                             Partnership's Share of Net
                                      Total Revenues                  Net Income                       Income
                              -----------------------------  -----------------------------  -----------------------------
                                     Nine Months Ended             Nine Months Ended              Nine Months Ended
                              -----------------------------  -----------------------------  -----------------------------
                              September 30,   September 30,  September 30,   September 30,  September 30,   September 30,
                                  2001             2000           2001            2000           2001            2000
                              -------------   -------------  -------------   -------------  -------------  --------------
     Ohmeda Building               $770,488        $770,486       $499,978        $410,692       $241,639        $198,487
                              =============   =============  =============   =============  =============  ==============

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

      As of September 30, 2001 and 2000, the properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership were $1,185,423 for the nine months ended September 30, 2001 as compared to $1,161,231 for the nine months ended September 30, 2000. The increase in revenues for the nine months ended September 30, 2001 is attributed primarily to increased earnings from the Fund IX-X-XI-REIT Joint Venture, primarily due to a decrease in real estate taxes at the Ohmeda Building. The decrease in revenues for the three months ended September 30, 2001 is attributed primarily to decreased interest income and increased repair and maintenance expenses at the Alstom Power-Knoxville Building. Expenses of the Partnership increased to $85,702 for the nine months ended September 30, 2001, as compared to $64,237 for the nine months ended September 30, 2000. This increase was due to an increase in taxes and administrative salaries. As a result, net income of the Partnership was $1,099,721 for the nine months ended September 30, 2001, as compared to a net income of $1,096,994 for the nine months ended September 30, 2000.

      The Partnership's net cash used in operating activities increased to $83,079 for 2001, as compared to $70,834 for 2000, which is primarily due to an increase in partnership expenses and payments made for prior year's accruals. Net cash provided by investing activities increased to $1,728,431 from $1,543,429 due to the increased distributions received from the Fund IX-X-XI-REIT Joint Venture and investments in joint ventures made in 2000. Net cash used in financing activities increased to $1,676,191 from $1,157,875 due to increases in cash flows generated by properties owned through joint ventures, resulting in an increased distribution rate for the Partnership.

      Net income per weighted average unit for Class A Limited Partners was $0.76 for the nine months ended September 30, 2001 as compared to $0.78 for the nine months ended September 30, 2000. Net loss per weighted average unit for Class B Limited Partners was $1.38 for the nine months ended September 30, 2001 as compared to $1.19 for the nine months ended September 30, 2000.

      Cash distributions declared per weighted average Unit for Class A Limited Partners were $0.74 for the nine months ended September 30, 2001 as compared to $0.72 for the nine months ended

      September 30, 2001. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

      All 2001 distributions payable through the third quarter have been paid from net operating cash flows. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of September 30, 2001, the Partnership was holding $177,000 available for investment in additional properties.

                           PART II. OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WELLS REAL ESTATE FUND X, L.P.
                                 (Registrant)

Dated:  November 9, 2001   By:   /s/ Leo F. Wells, III
                                 --------------------------------------
                                 Leo F. Wells, III, as Individual
                                 General Partner, and as President, and
                                 Chief Financial Officer of
                                 Wells Capital, Inc., the
                                 General Partner of Wells Partners, L.P.