Form 10-K
period 2001-12-31
WELLS REAL ESTATE FUND X L P
filed 2002-03-26
CIK 1018215

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                    December 31, 2001               or
                            ------------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to                      to
                                      ----------------    --------------------
Commission file number                0-23719
                                      ----------------------------------------

                         WELLS REAL ESTATE FUND X, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                     58-2250093
-------------------------------------         --------------------------------
(State or other jurisdiction of
 incorporation or organization)               (I.R.S. Employer Identification
                                              Number)

6200 The Corners Parkway, Norcross,
Georgia                                                  30092
------------------------------------------   ---------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including
area code                                            (770) 449-7800
                                              --------------------------------
Securities registered pursuant to Section 12
(b) of the Act:

        Title of each class                       Name of exchange on which
                                                  registered
-------------------------------------         --------------------------------
           NONE                                           NONE
-------------------------------------         --------------------------------
Securities registered pursuant to Section 12 (g) of the Act:

                                  CLASS A UNITS
------------------------------------------------------------------------------
                                (Title of Class)
                                  CLASS B UNITS
------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X       No
         ---            ---

Aggregate market value of the voting stock held by
nonaffiliates:                                               Not Applicable
                                                      ------------------------

                                     PART I

ITEM 1.     BUSINESS

GENERAL

Wells Real Estate Fund X, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1997, at which time the Partnership had sold 2,116,099 Class A Units, and 596,792 Class B Units, held by a total of 1,593 and 219 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $27,128,912. After payment of $1,085,157 in acquisition and advisory fees and expenses, payment of $4,069,338 in selling commissions and organization and offering expenses, and an aggregate investment of $21,797,417 in the Fund X-XI Joint Venture and the Fund IX-X-XI-REIT Joint Venture, the Partnership held net offering proceeds of $177,000 as reserves or as available for investment in properties as of December 30, 2001.

EMPLOYEES

The Company has no direct employees. The employees of Wells Capital, Inc. and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

INSURANCE

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned by the Partnership through its investments in joint ventures. In the opinion of management, all such properties are adequately insured.

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

ITEM 2.     PROPERTIES

As of December 31, 2001, the Partnership owned interests in properties through its ownership in the following joint ventures with affiliated limited partnerships: (i) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P., and Wells Operating Partnership, L.P. ("Wells OP")(the "Fund IX-X-XI-REIT Joint Venture"), and (ii) Fund X-XI Associates, a joint venture between the Partnership and Wells Real Estate Fund XI, L.P. (the "Fund X-XI Joint Venture"). Wells OP is a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., ("Wells REIT"), a Maryland corporation, as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

As of December 31, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville Building"), (ii) a two-story office building located in Louisville, Boulder County, Colorado (the "Ohmeda Building"), (iii) a three-story office building located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building"), (iv) a one-story warehouse facility located in Ogden, Utah (the "Iomega Building"), (v) a one-story office building located in Oklahoma City, Oklahoma (the "Avaya Building"), all of which are owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, and (vii) a two-story warehouse and office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Joint Venture (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP.

              (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

The following table shows lease expirations during each of the next ten years for all leases at properties in which the Partnership owned an interest through the joint ventures described in Item 1 as of December 31, 2001, assuming no exercise of renewal options or termination rights:

                                                               Partnership      Percentage      Percentage
                Number                                         Share of         of Total        of Total
 Year of          of          Square        Annualized        Annualized         Square        Annualized
  Lease         Leases         Feet         Gross Base        Gross Base          Feet         Gross Base
Expiration     Expiring      Expiring       Rent /(1)/        Rent /(1)/        Expiring          Rent
----------     --------      --------       ----------        ------------      ---------      -----------
2002             5          33,610       $   558,407        $   269,896           6.5%            9.3%
2003/(2)/        2          69,146         1,075,987            396,568          13.4            18.0
2004/(3)/        1          58,424           902,946            115,216          11.3            15.1
2005/(4)/        1         106,750         1,027,315            496,533          20.6            17.2
2006             0               0                 0                  0           0.0             0.0
2007/(5)/        1          84,404         1,161,963            561,613          16.3            19.4
2008/(6)/        1          57,186           583,016            281,790          11.0             9.8
2009/(7)/        1         108,250           673,000            325,282          20.9            11.2
2010             0               0                 0                  0           0.0             0.0
2011             0               0                 0                  0           0.0             0.0
            -----------   -----------   --------------     ---------------   -------------   --------------
                12         517,770       $ 5,982,634        $ 2,446,898         100.0%          100.0%
            ===========   ===========   ==============     ===============   =============   ==============

            /(1)/ Average monthly gross rent over the life of the lease, annualized.
            /(2)/ Expiration of 52,000 square feet (Cort Furniture lease) and 17,146 square feet (ODS lease at 360 Interlocken Building).
            /(3)/  Expiration of Fairchild lease.
            /(4)/  Expiration of Ohmeda lease.
            /(5)/  Expiration of Alstom Power-Knoxville lease.
            /(6)/  Expiration of Avaya lease.
            /(7)/  Expiration of Iomega lease.

          FUND IX-X-XI-REIT JOINT VENTURE

          On June 11, 1998, Fund IX-X Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, was amended and restated to admit the Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), a Georgia public limited partnership, and Wells OP. Wells Fund IX, Wells Fund XI, Wells OP and the Wells REIT are all affiliates of the Partnership and its General Partners.

          The Fund IX-X Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture had previously acquired and owned the following three properties: (i) the Alstom Power-Knoxville Building,
          (ii) the Ohmeda Building, and (iii) the 360 Interlocken Building. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Avaya Building. On July 1, 1998, the Partnership contributed a single-story warehouse and office building with 108,250 rentable square feet, Iomega Building, to the Fund IX-X-XI-REIT Joint Venture, which was recorded as a capital contribution.

          As of December 31, 2001, the Partnership had contributed
          $18,501,185 and held an approximate 48.3% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December 31, 2001, Wells Fund IX had an approximate 39.1% equity interest, Wells Fund XI had an approximate 8.9% equity interest, and Wells OP held an approximate 3.7% equity interest in the Fund IX-X-XI-REIT Joint Venture.

          ALSTOM POWER-KNOXVILLE BUILDING

          On March 20, 1997, the Fund IX-X Joint Venture began construction of the Alstom Power-Knoxville Building, a three-story office building containing approximately 84,404 rentable square feet located on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee. The land purchase and construction costs, totaling $8,137,994 were funded by capital contributions of $3,916,021 by the Partnership, and $4,221,973 by Wells Fund IX.

          Alstom Power, Inc., ("Alstom Power") successor in interest to ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its lease space of 56,012 rentable square feet comprising approximately 66% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing upon occupancy. Alstom Power has the option under its lease to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term is $646,250 during the first five years and $728,750 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at then currently prevailing market rental rates. In addition to the base rent, Alstom Power is required to pay additional rent equal to its share of operating expenses during the lease term.

          Commencing December 1, 1999, Alstom Power Environmental exercised its right of first refusal to lease an additional 23,992 square feet of space vacated by the Associates in September 1999, which increased their rentable floor area from 57,831 square feet to 81,823 square feet. On May 19, 2000, Alstom Power, Inc. executed the third amendment of the lease agreement in order to lease the remaining 2,581 square feet of rentable floor area on the second floor of the building. Accordingly, Alstom Power now occupies 100% of the building, and will pay lease rent at the same terms and conditions of their original lease.

          The average effective annual rental per square foot at the Alstom Power-Knoxville Building was $13.83 for 2001, $14.05 for 2000, $11.82 for 1999, $9.97 for 1998, and $8.16 for 1997, the first year of occupancy. The occupancy rate at year-end was 100% for 2001 and 2000, 98% for 1999, 95% for 1998, and 67% for 1997.

          OHMEDA BUILDING

          On February 13, 1998, Fund IX-X Joint Venture acquired the Ohmeda Building, a two-story office building with approximately 106,750 rentable square feet. The Ohmeda Building is on a 15-acre tract of land located in Louisville, Boulder County, Colorado. The purchase price for the Ohmeda Building was $10,325,000. The Fund IX-X Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees and other closing costs. As of December 31, 2001, the Partnership had contributed $6,900,878 and Wells Fund IX had contributed $3,460,192 to this project.

          The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease dated February 26, 1987, as amended by First Amendment to Lease dated December 3, 1987, as amended by the Second Amendment to Lease dated October 20, 1997 (the "Ohmeda Lease") with Ohmeda, Inc., a Delaware corporation. The Ohmeda Lease was assigned to the Joint Venture at the closing. The lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda's right to extend the lease for two additional five-year periods of time at the then current market rental rates.

          The monthly base rental payable under the lease is $83,710 through January 31, 2003; $87,891 from February 1, 2003 through January 31, 2004; and $92,250 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building during the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundation, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

          The average effective annual rental per square foot at the Ohmeda Building was $9.62 for 2001, 2000, 1999, and 1998, the year of acquisition. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998.

          360 INTERLOCKEN BUILDING

          On March 20, 1998 the IX-X Joint Venture acquired the 360 Interlocken Building, a three-story multi-tenant office building containing approximately 51,974 rentable square feet located on a
          5.1 acre tract of land in Broomfield, Boulder County, Colorado. The purchase price was $8,275,000 excluding acquisition costs. The project was funded by capital contributions of $1,674,271 from the Partnership and $6,642,466 from Wells Fund IX.

          The 360 Interlocken Building was completed in December 1996. The first floor is leased to multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS
          Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

          The entire third floor lease expires in March 2002, subject to Transecon's right to extend for one additional term of five years upon 180 days' notice. The monthly rent payable under Transecon's lease is approximately $24,000 for the initial term of the lease. Under the lease, Transecon is responsible for its share of utilities, taxes, insurance, and other operating expenses with respect to the Interlocken building. In addition, Transecon has a right of first refusal under the lease for any second floor space proposed to be leased by the landlord. The second floor lease expires in September 2003, subject to ODS's right to extend for one additional term of three years. The monthly rent payable is $22,100 through January 1998; $22,150 through January 1999; $22,600 through January 2000; $23,100 through January 2001; $23,550 through January 2002; $24,050 through January 2003 and $24,550 through September 2003. The rental payments under the ODS lease are secured by the assignment of a $275,000 letter of credit which may be drawn upon by the landlord in the event of a tenant default under the lease. Under the lease, ODS is responsible for its share of utilities, taxes, insurance, and other operating costs with respect to the 360 Interlocken building.

          The average effective annual rental per square foot at the 360 Interlocken Building was $16.12 for 2001, $16.23 for 2000, and $15.97 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2001, 2000, 1999 and 1998.

          AVAYA BUILDING

          On May 30, 1997, the Fund IX-X Joint Venture entered into a purchase and sale agreement with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of the Avaya Building, a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased this property for $5,504,276. The purchase price was funded by capital contributions of $950,392 from the Partnership, $657,804 from Fund IX, $2,482,810 from Fund XI and $1,421,466 by
          Wells OP.

          Avaya, a worldwide leader in telecommunications technology producing a variety of communication products, occupies the entire Avaya Building. The initial term of the lease is ten years commencing January 5, 1998. Avaya has the option to extend the initial term of the lease for two additional five-year periods. The annual base rent payable during the initial term is $508,383 during the first five years and $594,152 during the second five years of the lease term. The annual base rent for each extended term will be at then currently prevailing market rental rates. In addition to the base rent, Avaya will be required to pay additional rent equal to its share of operating expenses during the lease term.

          The average effective annual rental per square foot at the Avaya Building was $10.19 for 2001, 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998.

          IOMEGA BUILDING

          On July 1, 1998, the Partnership contributed the Iomega Building, a single story warehouse and office building with 108,250 rentable square feet, and was credited with making a capital contribution to the IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisition expenses of $25,425 originally paid by the Partnership on April 1, 1998.

          The building is 100% occupied by Iomega Corporation with a ten-year lease term that expires on July 31, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months, provided, however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the IX-X-XI-REIT Joint Venture for certain operating expenses, as defined in the lease, related to the building.

          On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a four-acre tract of vacant land adjacent to the Iomega Corporation Building located in Ogden, Utah. The land was purchased at a cost of $212,000 excluding acquisition costs. The funds used to acquire the land and make improvements were funded out of capital contributions made by Wells Fund XI to the Fund IX-X-XI-REIT Joint Venture in the amount of $874,625, which was the total project cost. The site was developed as additional parking and a loading-dock area, including 400 new parking stalls and new site work for truck maneuver space in accordance with the requirements of the tenant and the city of Ogden. The project was completed on July 31, 1999. Iomega Corporation has extended its lease term through April 30, 2009 and will pay as additional annual base rent of $113,700 475 commencing May 1, 1999.

          The average effective annual rental per square foot at the Iomega Building was $6.22 for 2001 and 2000, $5.18 for 1999, and $4.60 for
          1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998.

          FUND X-XI JOINT VENTURE

          On July 17, 1998 the Partnership and Wells Real Estate Fund XI,
          L.P. ("Wells Fund XI"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund X and Fund XI Associates (the "Fund X-XI Joint Venture"). The investment objectives of Wells Fund XI are substantially identical to those of the Partnership. As of December 31, 2001 the Partnership had contributed $3,296,233 and Wells Fund XI had contributed $2,398,767 for total contributions of $5,695,000 to the Fund X-XI Joint Venture. At December 31, 2001, the Partnership's equity interest in the Fund X-XI Joint Venture was approximately 58% and Wells Fund XI's equity interest was approximately 42%.

          WELLS/FREMONT JOINT VENTURE-FAIRCHILD BUILDING

          On July 15, 1998, Wells OP entered into Fremont Joint Venture with Wells Development Corporation ("Wells Development"), a Georgia Corporation. Wells Development is an affiliate of the Partnership and its General Partners. On July 21, 1998, the Fremont Joint Venture acquired the Fairchild Building, a 58,424-square-foot warehouse and office building located in Fremont, California, for a purchase price of $8,900,000 plus acquisition expenses of approximately $60,000.

          On July 17,1998, the Fund X-XI Joint Venture entered into an agreement for the purchase of Wells Development's interest in the Fremont Joint Venture. On October 8, 1998, the Fund X-XI Joint Venture exercised its rights under the Fremont Joint Venture contract and purchased Wells Development's interest in the Fremont Joint Venture and became partner with Wells OP in the ownership of the Fairchild Building. As of December 31, 2001, Wells OP had contributed $6,983,110 and held an approximate 78% equity percentage interest in the Fremont Joint Venture, and the Fund X-XI Joint Venture had contributed $2,000,000 and held an approximate 22% equity percentage interest in the Fremont Joint Venture.

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

          The average effective annual rental per square foot at the Fairchild Building was $15.46 for 2001, 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2001, 2000, 1999 and 1998.

          WELLS/ORANGE COUNTY JOINT VENTURE-CORT BUILDING

          In July of 1998, Wells OP entered into the Cort Joint Venture with Wells Development Corporation. On July 31, 1998, the Cort Joint Venture acquired the Cort Building for a purchase price of $6,400,000 plus acquisition expenses of approximately $150,000.

          On July 30, 1998, the Fund X-XI Joint Venture entered into an agreement for the purchase of Wells Development's interest in the Cort Joint Venture. On September 1, 1998, the Fund X-XI Joint Venture exercised its rights under the Cort Joint Venture Contract and purchased Wells Development's interest in the Cort Joint Venture and became a joint venture partner with Wells OP in the ownership of the Cort Building. The Partnership contributed $2,296,233, the Fund X-XI Joint Venture contributed $1,398,767 and Wells OP contributed $2,871,430 towards the purchase of this building.

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

          As of December 31, 2001, Wells OP had made total capital contributions of $2,871,430 and held an approximate 44% equity interest in the Cort Joint Venture, and Fund X-XI Joint Venture had contributed $3,695,000 and held an approximate 56% equity percentage interest in the Cort Joint Venture.

          The average effective annual rental per square foot at the Cort Building was $15.30 for 2001, 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2001, 2000, 1999, and 1998.

Because of the requirement for fiduciaries of retirement plans subject to ERISA to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership's annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement is for the General Partners to estimate the amount a Unit holder would receive if the Partnership's properties were sold at their estimated fair market values as of the end of the Partnership's fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2001, to be approximately $8.43 per Class A Unit and $12.04 per Class B Unit, based upon market conditions existing in early December 2001. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership's properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the fair market value of the Partnership's properties, nor do they represent the amount of net proceeds which would result from an immediate sale of the Partnership's properties. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be relied upon for any purpose other than required ERISA disclosures.

ITEM 3.     LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2001.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Limited Partners for 2001.

              (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                    PART II

ITEM 5.        MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER
               MATTERS.

The offering for sale of Units in the Partnership terminated on December 30, 1997, at which time the Partnership had 2,116,099 outstanding Class A Units held by a total of 1,588 Limited Partners and 596,792 outstanding Class B Units held by a total of 218 Limited Partners. As of February 28, 2002, the Partnership had 2,316,619 outstanding Class A Units held by a total of 1,641 Limited Partners and 396,273 outstanding Class B Units held by a total of 173 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Limited Partners are entitled to a distribution from Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, and amortization deductions. These deductions will be allocated to the Class B Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 2001.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributed monthly. Cash distributions made to Class A Limited Partners during 2000 and 2001 were as follows:

                                          Per Class A      Per Class A   Per Class A
                             Total           Unit              Unit          Unit
   Distribution for          Cash         Investment        Return of      General
   Quarter Ended          Distributed       Income           Capital       Partner
====================     ============= ============== =============== ==============
March 31, 2000              $516,153         $0.24           $0.00        $0.00
June 30, 2000                533,009          0.24            0.00         0.00
September 30, 2000           535,810          0.24            0.00         0.00
December 31, 2000            559,875          0.25            0.00         0.00
March 31, 2001               549,658          0.24            0.00         0.00
June 30, 2001                566,659          0.25            0.00         0.00
September 30, 2001           555,611          0.24            0.00         0.00
December 31, 2001           $564,676         $0.25           $0.00        $0.00

The fourth quarter distribution was accrued for accounting purposes in 2001 and paid to Limited Partners in February 2002. No cash distributions were paid to holders of Class B Units in 2001.

ITEM 6.        SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 2001, 2000, 1999, 1998, and 1997, the first year of operation:

                                           2001           2000             1999            1998            1997
                                     ---------------  --------------   -------------   -------------   ------------
Total assets                            $20,738,735     $21,523,616     $22,137,122     $23,016,105     $23,716,744
Total revenues                            1,559,026       1,557,518       1,309,281       1,204,597         372,507
Net income                                1,449,849       1,476,180       1,192,318       1,050,329         278,025
Net loss allocated to General                     0               0               0            (338)           (162)
   Partners
Net income allocated to Class A           2,264,351       2,292,724       2,084,229       1,779,191         302,862
   Limited Partners
Net loss allocated to Class B
   Limited Partners                     $  (814,502)    $  (816,544)    $  (891,911)    $  (728,524)    $   (24,675)
Net income per weighted average         $      0.99     $      1.04     $      0.97     $      0.85     $      0.28
   Class A Limited Partner Unit/(1)/
Net loss per weighted average                 (1.88)          (1.59)          (1.60)          (1.23)          (0.09)
   Class B Limited Partner Unit/(1)/
Cash distributions per weighted
   average Class A Limited Partner
   Unit:/(1)/
Investment income                              0.98            0.97            0.95            0.78            0.27
Return of capital                       $      0.00     $      0.00     $      0.00     $      0.00      $     0.00

   /(1)/ The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased or converted by Limited Partners in the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

Gross revenues of the Partnership were $1,559,026, $1,557,518, and $1,309,281 for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in revenues from 1999 to 2000 was attributed primarily to increased earnings from the Fund IX-X-XI-REIT Joint Venture, primarily due to increased revenues at the Alstom Power-Knoxville Building as it became fully occupied in 2000, and increased revenues at the Iomega Building due to completion of the parking area in July of 1999 generating partial year parking lot income in 1999. Expenses of the Partnership were $109,177, $81,338, and $116,963 for the years ended December 31, 2001, 2000, and 1999, respectively. Expenses decreased in 2000, as compared to 1999, due to the total write-off of capitalized net organizational costs in accordance with accounting pronouncement ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" in 1999 and a decrease in administrative expenses in 2000. Expenses increased in 2001 as compared to 2000, due to increased partnership administration expenses related to taxes and administrative salaries. As a result, net income of the Partnership was $1,449,849 for the year ended December 31, 2001, $1,476,180 for the year ended December 31, 2000, and $1,192,318 for the year ended December 31, 1999.

Refer to footnotes of audited Financial Statements where a complete summary of operations is disclosed.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's net cash used in operating activities was $100,983 in 2001, $59,595 in 2000, and $99,862 in 1999. The use of cash remains relatively stable for 2001 as compared to 1999. The decrease in use of cash in 2000 was primarily due to a decrease in partnership administration expenses. Net cash provided by investing activities was $2,307,137 in 2001, $2,111,375 in 2000, and $2,175,915
in 1999. The increase from 2000 to 2001 was due to the increased distributions received from the Fund IX-X-XI-REIT Joint Venture as property taxes decreased in Ohmeda Building and the decrease from 1999 to 2000 was primarily the result of investments in joint ventures made in 2000. Net cash used in financing activities was $2,231,801 for 2001, $2,103,260 for 2000, and $2,067,801 for
1999. The increase every year is attributable to increases in cash flows generated by properties owned through joint ventures, resulting in increased distributions to the Partnership.

The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. At this time, given the nature of the joint ventures and properties in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

INFLATION

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. The Partnership would have the ability to negotiation at higher rental rates upon the expiration of 5 leases in 2002. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

CRITICAL ACCOUNTING POLICIES

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Partnership's financial statements in Item 14(a).

STRAIGHT-LINED RENTAL REVENUES

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as receivable may not be realized.

OPERATING COST REIMBURSEMENTS

The Partnership generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivables not being realized.

REAL ESTATE

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership's accountants or other reportable events during 2001.

              (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                    PART III

ITEM 10.       GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 58 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are all affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.       COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2001.

                                        Cash Compensation Table

            Name of Individual              Capacities in Which Served          Cash
            or Number in Group               Form of Compensation            Compensation
====================================  ==================================  ==================
Wells Management Company, Inc.        Property Manager-Management and       $156,710/(1)/
                                      Leasing Fees

        /(1)/ These fees are not paid directly by the Partnership, but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1 and represent the Partnership's ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2001. Some of these fees were accrued for accounting purposes in 2001, however, were not paid until January 2002.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.
Set forth below is the security ownership of management as of February 28, 2001.

                                Name of                   Amount and Nature of
       Title of Class         Beneficial Owner            Beneficial Ownership              Percent of Class
======================  ============================  ================================   ==========================

Class A Units           Leo F. Wells, III             110.036 Units (IRA, 401(k) and     Less than 1%
                                                      Profit Sharing)

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

INTEREST IN PARTNERSHIP CASH FLOW AND NET SALES PROCEEDS

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2001.

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

Wells Management Company, Inc. has received a total of $156,710 in cash compensations for services rendered during the year ended December 31, 2001.

REAL ESTATE COMMISSIONS

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2001.

              (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART IV
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements
         The Financial Statements are contained on pages F-2 through F-27 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 2001.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)      See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of March 2002.

                              Wells Real Estate Fund X, L.P.
                              (Registrant)

                              By:  /s/Leo F. Wells, III
                                   --------------------------------------------
                                   Leo F. Wells, III
                                   Individual General Partner and as President
                                   and Chief Financial Officer of Wells Capital, Inc., the Corporate General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

                 Signature                 Title                 Date
================================= ========================= ===================

/s/Leo F. Wells, III
---------------------
Leo F. Wells, III     Individual General Partner,                March 21, 2002
                      President and Sole Director of
                      Wells Capital, Inc., the Corporate
                      General Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                          INDEX TO FINANCIAL STATEMENTS

                   Financial Statements                                                 Page
=====================================================================================  ======
Independent Auditors' Report                                                            F-2

Balance Sheets as of December 31, 2001 and 2000                                         F-3

Statements of Income for the Years Ended December 31, 2001, 2000, and 1999              F-4

Statements of Partners' Capital for the Years Ended December 31, 2001, 2000, and 1999   F-5

Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999          F-6

Notes to Financial Statements for December 31, 2001, 2000, and 1999                     F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund X, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND X, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund X, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 25, 2002

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                                          2001              2000
                                                                                    ----------------- --------------

INVESTMENT IN JOINT VENTURES                                                        $ 19,961,284      $ 20,704,957

CASH AND CASH EQUIVALENTS                                                                201,387           227,034

ACCOUNTS RECEIVABLE                                                                            0             1,685

DUE FROM AFFILIATES                                                                      560,976           574,852

DEFERRED PROJECT COSTS                                                                    15,088            15,088
                                                                                    ----------------- --------------
              Total assets                                                          $ 20,738,735      $ 21,523,616
                                                                                    ================= ==============

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable                                                                $     10,645      $     13,574
    Partnership distributions payable                                                    564,678           559,875
                                                                                    ----------------- --------------
              Total liabilities                                                          575,323           573,449
                                                                                    ----------------- --------------
COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL:
    Limited partners:
       Class A--2,316,618 units and 2,239,501 units as of December 31, 2001
           and 2000, respectively                                                     19,132,021        19,104,274
       Class B--396,273 units and 473,390 units of December 31, 2001 and
           2000, respectively                                                          1,031,391         1,845,893
                                                                                    ----------------- --------------
              Total partners' capital                                                 20,163,412        20,950,167
                                                                                    ----------------- --------------
              Total liabilities and partners' capital                               $ 20,738,735      $ 21,523,616
                                                                                    ================= ==============

           The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                          2001             2000            1999
                                                                      ---------------  --------------  --------------
REVENUES:
    Equity in income of joint ventures                                $ 1,549,588      $ 1,547,664     $ 1,309,281
    Interest income                                                         9,438            9,854               0
                                                                      ---------------  --------------  --------------
                                                                        1,559,026        1,557,518       1,309,281
                                                                      ---------------  --------------  --------------
EXPENSES:
    Partnership administration                                             78,949           50,042          63,403
    Legal and accounting                                                   16,288           19,423          24,439
    Amortization of organizational costs                                        0                0          18,750
    Computer costs                                                         13,940           11,873          10,371
                                                                      ---------------  --------------  --------------
                                                                          109,177           81,338         116,963
                                                                      ---------------  --------------  --------------
NET INCOME                                                            $ 1,449,849      $ 1,476,180     $ 1,192,318
                                                                      ===============  ==============  ==============

NET INCOME ALLOCATED TO CLASS A LIMITED                               $ 2,264,351      $ 2,292,724     $ 2,084,229
  PARTNERS                                                            ===============  ==============  ==============

NET LOSS ALLOCATED TO CLASS B LIMITED                                 $  (814,502)     $  (816,544)    $  (891,911)
  PARTNERS                                                            ===============  ==============  ==============

NET INCOME PER WEIGHTED AVERAGE CLASS A                               $      0.99      $      1.04     $      0.97
  LIMITED PARTNER UNIT                                                ===============  ==============  ==============

NET LOSS PER WEIGHTED AVERAGE CLASS B                                 $     (1.88)     $     (1.59)    $     (1.60)
  LIMITED PARTNER UNIT                                                ===============  ==============  ==============

DISTRIBUTION PER WEIGHTED AVERAGE                                     $      0.98      $      0.97     $      0.95
  CLASS A LIMITED PARTNER UNIT                                        ===============  ==============  ==============

             The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                              Limited Partners           Total
                                      -----------------------------------------------
                                               Class A                 Class B          Partners'
                                      -----------------------  ----------------------
                                        Units       Amount      Units      Amount       Capital
                                      ---------- ------------ ---------- ------------ ------------

BALANCE, December 31, 1998             2,125,804  $18,227,829   587,087   $4,252,776   $22,480,605

    Net income (loss)                          0    2,084,229         0     (891,911)    1,192,318
    Partnership distributions                  0   (2,054,089)        0            0    (2,054,089)
    Class B conversions                   41,162      295,231   (41,162)    (295,231)            0
                                      ---------- ------------ ---------- ------------ ------------
BALANCE, December 31, 1999             2,166,966   18,553,200   545,925    3,065,634    21,618,834

    Net income (loss)                          0    2,292,724         0     (816,544)    1,476,180
    Partnership distributions                  0   (2,144,847)        0            0    (2,144,847)
    Class B conversions                   72,535      403,197   (72,535)    (403,197)            0
                                      ---------- ------------ ---------- ------------ ------------
BALANCE, December 31, 2000             2,239,501   19,104,274   473,390    1,845,893    20,950,167

    Net income (loss)                          0    2,264,351         0     (814,502)    1,449,849
    Partnership distributions                  0   (2,236,604)        0            0    (2,236,604)
    Class B conversions                   77,117            0   (77,117)           0             0
                                      ---------- ------------ ---------- ------------ ------------
BALANCE, December 31, 2001             2,316,618  $19,132,021   396,273   $1,031,391   $20,163,412
                                      ========== ============ ========== ============ ============

            The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                            2001           2000           1999
                                                                        -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 1,449,849    $ 1,476,180    $ 1,192,318
                                                                        -------------  -------------  -------------
    Adjustments to reconcile net income to net cash used in
       operating activities:
          Equity in income of joint ventures                              (1,549,588)    (1,547,664)    (1,309,281)
          Amortization of organizational costs                                     0              0         18,750
          Changes in assets and liabilities:
             Accounts receivable                                               1,685         (1,685)             0
             Prepaid expenses and other assets                                     0              0          1,851
             Accounts payable                                                 (2,929)        13,574         (3,500)
                                                                        -------------  -------------  -------------
                Total adjustments                                         (1,550,832)    (1,535,775)    (1,292,180)
                                                                        -------------  -------------  -------------
                Net cash used in operating activities                       (100,983)       (59,595)       (99,862)
                                                                        -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint ventures                                                     0        (81,022)             0
  Distributions received from joint ventures                               2,307,137      2,192,397      2,175,915
                                                                        -------------  -------------  -------------
                 Net cash provided by investing activities                 2,307,137      2,111,375      2,175,915
                                                                        -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners from accumulated earnings                    (2,231,801)    (2,103,260)    (2,067,801)
                                                                        -------------  -------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (25,647)       (51,480)         8,252

CASH AND CASH EQUIVALENTS, beginning of year                                 227,034        278,514        270,262
                                                                        -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, end of year                                   $   201,387    $   227,034    $   278,514
                                                                        =============  =============  =============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Deferred project costs contributed to joint ventures                   $         0    $     3,275              0
                                                                        =============  =============  =============

            The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION AND BUSINESS

       Wells Real Estate Fund X, L.P. (the "Partnership") is a public limited partnership organized on June 20, 1996 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership units. Upon subscription for units, each limited partner must elect whether to have its units treated as Class A units or Class B units. Thereafter, limited partners have the right to change their prior election to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) add or remove a general partner, (d) dissolve the Partnership, and (e) approve a sale of all or substantially all of the Partnership's assets, subject to certain limitations. A majority vote on any of the described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

       The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or which have operating histories. The Partnership commenced operations as of February 4, 1997.

       The Partnership owns an interest in several properties through a joint venture between the Partnership, Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), and Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner. This joint venture is referred to as "Fund IX, X, XI, and REIT Joint Venture." In addition, the Partnership owns an interest in two properties through a joint venture between the Partnership and Wells Fund XI, referred to as Fund X and XI Associates.

       Through its investment in Fund IX, X, XI, and REIT Joint Venture, the Partnership owns interests in the following properties: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power Building," formerly the "ABB Building"), (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"), (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one-story office and warehouse building in Ogden, Utah (the "Iomega Building"), and (v) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building," formerly the "Lucent Technologies Building").

       The Partnership also owns interests in the following two properties through its investment in Fund X and XI Associates: (i) a one-story office and warehouse building in Fountain Valley, California (the "Cort Building"), and (ii) a two-story manufacturing and office building in Fremont, California (the "Fairchild Building").

       USE OF ESTIMATES AND FACTORS AFFECTING THE PARTNERSHIP

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

       INCOME TAXES

       The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

       DISTRIBUTION OF SALES PROCEEDS

       Upon sales of properties, the net sales proceeds will be distributed in the following order:

         . To limited partners holding units which at any time have been treated as Class B units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A units

         . To limited partners on a per unit basis until each limited partner has received 100% of his/her net capital contributions, as defined

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

       Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

       Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding Class B units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

       INVESTMENT IN JOINT VENTURES

             BASIS OF PRESENTATION

             The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Partnership's investments in joint ventures are recorded using the equity method of accounting.

             REAL ESTATE ASSETS

             Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance expenditures are expensed as incurred.

             Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2001 or 2000.

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

             DEFERRED LEASE ACQUISITION COSTS

             Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the balance sheets presented in Note 4.

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

       PER UNIT DATA

       Net income (loss) per unit with respect to the Partnership for the years ended December 31, 2001 and 2000 is computed based on the weighted average number of units outstanding during the period.

       RECLASSIFICATIONS

       Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.     DEFERRED PROJECT COSTS

       The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2001 were $1,085,157 and amounted to 4% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture. Deferred project costs at December 31, 2001 and 2000 represent fees not yet applied to properties.

3.     RELATED-PARTY TRANSACTIONS

       Due from affiliates at December 31, 2001 and 2000 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarter of 2001 and 2000 as follows:

                                                         2001           2000
                                                     -----------  -----------

Fund IX, X, XI, and REIT Joint Venture                 $469,757      $488,573
Fund X and XI Associates                                 91,219        86,279
                                                     -----------  -----------
                                                       $560,976      $574,852
                                                     ===========  ===========

       The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

       The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $156,710, $163,690, and $132,731 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

4.     INVESTMENT IN JOINT VENTURES

       The Partnership's investment and percentage ownership in joint ventures at December 31, 2001 and 2000 is summarized as follows:

                                                   2001              2000
                                        --------------------- ---------------------
                                          Amount     Percent   Amount      Percent
                                        ---------- ---------- ----------  ---------
Fund IX, X, XI, and REIT Joint Venture   $16,803,586   48%    $17,445,277   48%
Fund X and XI Associates                   3,157,698   58       3,259,680   58
                                        ------------         -------------
                                         $19,961,284          $20,704,957
                                        ============         =============

       The following is a roll forward of the Partnership's investment in joint ventures for the years ended December 31, 2001 and 2000:

                                                       2001          2000
                                                   -------------  ------------
Investment in joint ventures, beginning of year      $20,704,957   $21,341,949
    Equity in income of joint ventures                 1,549,588     1,547,664
    Contributions to joint ventures                            0        84,297
    Distributions from joint ventures                 (2,293,261)   (2,268,953)
                                                   -------------  ------------
Investment in joint ventures, end of year            $19,961,284   $20,704,957
                                                   =============  ============

       FUND IX, X, XI, AND REIT JOINT VENTURE

       On March 20, 1997, the Partnership entered into a joint venture agreement with Wells Fund IX known as Fund IX and X Associates, which was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, Wells Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the Alstom Power Building, to the Fund IX and X Associates joint venture. An 84,404-square foot, three-story office building was constructed and commenced operations at the end of 1997.

       On February 13, 1998, the joint venture purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the joint venture purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On April 1, 1998, the Partnership purchased a one-story office and warehouse building, known as the Iomega Building, in Ogden, Utah. On June 11, 1998, Fund IX and X Associates was amended and restated to admit Wells Fund XI and the Operating Partnership. The joint venture was renamed Fund IX, X, XI, and REIT Joint Venture. On June 24, 1998, the new joint venture purchased a one-story office building, know as the Avaya Building, in Oklahoma City, Oklahoma. On July 1, 1998, the Partnership contributed the Iomega Building to Fund IX, X, XI, and REIT Joint Venture.

       During 1999, Wells Fund IX and Wells Fund XI made additional capital contributions to the Fund IX, X, XI, and REIT Joint Venture; during 2000, the Partnership and Wells Fund IX made additional capital contributions to the Fund IX, X, XI, and REIT Joint Venture. Ownership interests were recomputed accordingly.

Following are the financial statements for the Fund IX, X, XI, and REIT Joint
Venture:

                     The Fund IX, X, XI, and REIT Joint Venture
                             (A Georgia Joint Venture)
                                  Balance Sheets
                            December 31, 2001 and 2000

                                    Assets

                                                                             2001             2000
                                                                       ---------------  ---------------
Real estate assets, at cost:
    Land                                                                  $ 6,698,020      $ 6,698,020
    Building and improvements, less accumulated depreciation of
       $5,619,744 in 2001 and $4,203,502 in 2000                           27,178,526       28,594,768
                                                                       ----------------  --------------
              Total real estate assets, net                                33,876,546       35,292,788
Cash and cash equivalents                                                   1,555,917        1,500,044
Accounts receivable                                                           596,050          422,243
Prepaid expenses and other assets, net                                        439,002          487,276
                                                                       ----------------  --------------
              Total assets                                                $36,467,515      $37,702,351
                                                                       ================  ==============
                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued liabilities                              $   620,907      $   568,517
    Refundable security deposits                                              100,336           99,279
    Due to affiliates                                                          13,238            9,595
    Partnership distributions payable                                         966,912          931,151
                                                                       ----------------  --------------
              Total liabilities                                             1,701,393        1,608,542
                                                                       ----------------  --------------
Partners' capital:
    Wells Real Estate Fund IX                                              13,598,505       14,117,803
    Wells Real Estate Fund X                                               16,803,586       17,445,277
    Wells Real Estate Fund XI                                               3,073,671        3,191,093
    Wells Operating Partnership, L.P.                                       1,290,360        1,339,636
                                                                       ----------------  --------------
              Total partners' capital                                      34,766,122       36,093,809
                                                                       ----------------  --------------
              Total liabilities and partners' capital                     $36,467,515      $37,702,351
                                                                       ================  ==============

                     THE FUND IX, X, XI, AND REIT JOINT VENTURE
                              (A Georgia Joint Venture)
                                STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                  2001            2000            1999
                                                            ---------------  --------------  -------------

Revenues:
    Rental income                                              $4,174,379      $4,198,388      $3,932,962
    Other income                                                  119,828         116,129          61,312
    Interest income                                                50,002          73,676          58,768
                                                            ---------------  --------------  -------------
                                                                4,344,209       4,388,193       4,053,042
                                                            ---------------  --------------  -------------
Expenses:
    Depreciation                                                1,416,242       1,411,434       1,538,912
    Management and leasing fees                                   357,761         362,774         286,139
    Operating costs, net of reimbursements                       (232,601)       (133,505)        (34,684)
    Property administration expense                                91,747          57,924          59,886
    Legal and accounting                                           26,223          20,423          30,545
                                                            ---------------  --------------  -------------
                                                                1,659,372       1,719,050       1,880,798
                                                            ---------------  --------------  -------------
Net income                                                     $2,684,837      $2,669,143      $2,172,244
                                                            ===============  ==============  =============
Net income allocated to Wells Real Estate Fund IX              $1,050,156      $1,045,094      $  850,072
                                                            ===============  ==============  =============
Net income allocated to Wells Real Estate Fund X               $1,297,665      $1,288,629      $1,056,316
                                                            ===============  ==============  =============
Net income allocated to Wells Real Estate Fund XI              $  237,367      $  236,243      $  184,355
                                                            ===============  ==============  =============
Net income allocated to Wells Operating Partnership, L.P.      $   99,649      $   99,177      $   81,501
                                                            ===============  ==============  =============

                     THE FUND IX, X, XI, AND REIT JOINT VENTURE
                              (A Georgia Joint Venture)
                           STATEMENTS OF PARTNERS' CAPITAL
                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                                  Wells
                                     Wells Real     Wells Real    Wells Real    Operating        Total
                                      Estate         Estate        Estate      Partnership,     Partners'
                                     Fund IX         Fund X       Fund XI         L.P.          Capital
                                  --------------  -------------  -------------  ------------  -------------
Balance, December 31, 1998         $14,960,100    $18,707,139    $2,521,003    $1,443,378     $37,631,620
   Net income                          850,072      1,056,316       184,355        81,501       2,172,244
   Partnership contributions           198,989              0       911,027             0       1,110,016
   Partnership distributions        (1,418,535)    (1,762,586)     (307,982)     (135,995)     (3,625,098)
                                  --------------  -------------  ------------- -------------  -------------
Balance, December 31, 1999          14,590,626     18,000,869     3,308,403     1,388,884      37,288,782
   Net income                        1,045,094      1,288,629       236,243        99,177       2,669,143
   Partnership contributions            46,122         84,317             0             0         130,439
   Partnership distributions        (1,564,039)    (1,928,538)     (353,553)     (148,425)     (3,994,555)
                                  --------------  -------------  ------------- -------------  -------------
Balance, December 31, 2000          14,117,803     17,445,277     3,191,093     1,339,636      36,093,809
   Net income                        1,050,156      1,297,665       237,367        99,649       2,684,837
   Partnership distributions        (1,569,454)    (1,939,356)     (354,789)     (148,925)     (4,012,524)
                                  --------------  -------------  ------------- -------------  -------------
Balance, December 31, 2001         $13,598,505    $16,803,586    $3,073,671    $1,290,360     $34,766,122
                                  ==============  =============  ============= =============  =============

                   The Fund IX, X, XI, and REIT Joint Venture
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                  2001            2000            1999
                                                            ---------------  --------------  -------------
Cash flows from operating activities:
   Net income                                                  $2,684,837      $2,669,143      $2,172,244
                                                            ---------------  --------------  -------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                            1,416,242       1,411,434       1,538,912
        Changes in assets and liabilities:
          Accounts receivable                                    (173,807)        132,722        (421,708)
          Prepaid expenses and other assets, net                   48,274          39,133         (85,281)
          Accounts payable and accrued liabilities,
            and refundable security deposits                       53,447         (37,118)        295,177
          Due to affiliates                                         3,643           3,216           1,973
                                                            ---------------  --------------  -------------
            Total adjustments                                   1,347,799       1,549,387       1,329,073
                                                            ---------------  --------------  -------------
            Net cash provided by operating activities           4,032,636       4,218,530       3,501,317
                                                            ---------------  --------------  -------------
Cash flows from investing activities:
   Investment in real estate                                            0        (127,661)       (930,401)
                                                            ---------------  --------------  -------------
Cash flows from financing activities:
   Distributions to joint venture partners                     (3,976,763)     (3,868,138)     (3,820,491)
   Contributions received from partners                                 0         130,439       1,066,992
                                                            ---------------  --------------  -------------
            Net cash used in financing activities              (3,976,763)     (3,737,699)     (2,753,499)
                                                            ---------------  --------------  -------------
Net increase (decrease) in cash and cash equivalents               55,873         353,170        (182,583)
Cash and cash equivalents, beginning of year                    1,500,044       1,146,874       1,329,457
                                                            ---------------  --------------  -------------
Cash and cash equivalents, end of year                         $1,555,917      $1,500,044      $1,146,874
                                                            ===============  ==============  =============
Supplemental disclosure of noncash activities:
   Deferred project costs contributed to joint venture         $        0      $        0      $   43,024
                                                            ===============  ==============  =============

FUND X AND XI ASSOCIATES

The joint venture, Fund X and XI Associates, was formed on July 15, 1998 to acquire, develop, operate, and sell real properties. On July 15, 1998, the Operating Partnership entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates. On July 21, 1998, Wells/Fremont Associates acquired a 58,424-square foot two-story manufacturing and office building located in Fremont, California, known as the Fairchild Building.

On October 8, 1998, Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Fremont Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Fairchild Building.

On July 27, 1998, the Operating Partnership entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates. On July 31, 1998, Wells/Orange County Associates acquired a 52,000-square foot warehouse and office building located in Fountain Valley, California, known as the Cort Building.

During 1998, Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Orange County Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Cort Building.

Following are the financial statements for Fund X and XI Associates:

                              FUND X AND XI ASSOCIATES
                              (A Georgia Joint Venture)
                                   BALANCE SHEETS
                             DECEMBER 31, 2001 AND 2000

                                   Assets

                                                       2001           2000
                                                  --------------  ------------
Investment in joint ventures                        $5,443,159     $5,618,953
Due from affiliates                                    155,826        149,218
                                                  --------------  ------------
      Total assets                                  $5,598,985     $5,768,171
                                                  ==============  ============

                        Liabilities and Partners' Capital

Liabilities:
  Partnership distributions payable                 $  155,826     $  149,218
                                                  --------------  ------------
Partners' capital:
  Wells Real Estate Fund X                           3,157,698      3,259,680
  Wells Real Estate Fund XI                          2,285,461      2,359,273
                                                  --------------  ------------
      Total partners' capital                        5,443,159      5,618,953
                                                  --------------  ------------
      Total liabilities and partners' capital      $ 5,598,985     $5,768,171
                                                  ==============  ============

                              FUND X AND XI ASSOCIATES
                              (A Georgia Joint Venture)
                                STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001         2000           1999
                                                        -----------  ------------  ------------
Equity in income of joint ventures                       $434,257       $447,193      $436,158
Expenses                                                        0              0             0
                                                        -----------  ------------  ------------
      Net income                                         $434,257       $447,193      $436,158
                                                        ===========  ============  ============
Net income allocated to Wells Real Estate Fund X         $251,923       $259,034      $252,966
                                                        ===========  ============  ============
Net income allocated to Wells Real Estate Fund XI        $182,334       $188,159      $183,192
                                                        ===========  ============  ============

                              FUND X AND XI ASSOCIATES
                              (A Georgia Joint Venture)
                           STATEMENTS OF PARTNERS' CAPITAL
                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                    Wells Real      Wells Real        Total
                                     Estate          Estate         Partners'
                                    Fund X          Fund XI          Capital
                                  -------------  ---------------  -------------
Balance, December 31, 1998        $3,420,137      $2,476,784       $5,896,921
   Net income                        252,966         183,192          436,158
   Partnership distributions        (332,022)       (240,442)        (572,464)
                                  -------------  ---------------  -------------
Balance, December 31, 1999         3,341,081       2,419,534        5,760,615
   Net income                        259,034         188,159          447,193
   Partnership distributions        (340,435)       (248,420)        (588,855)
                                  -------------  ---------------  -------------
Balance, December 31, 2000         3,259,680       2,359,273        5,618,953
   Net income                        251,923         182,334          434,257
   Partnership distributions        (353,905)       (256,146)        (610,051)
                                  -------------  ---------------  -------------
Balance, December 31, 2001        $3,157,698      $2,285,461       $5,443,159
                                  =============  ===============  =============

                              FUND X AND XI ASSOCIATES
                              (A Georgia Joint Venture)
                              STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                              2001          2000           1999
                                                         -------------  -------------  -----------
Cash flows from operating activities:
   Net income                                               $434,257       $477,193      $436,158
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Equity in income of joint ventures                 (434,257)      (477,193)     (436,158)
                                                         -------------  -------------  -----------
            Net cash provided by operating activities              0              0             0
Cash flows from investing activities:
   Distributions received from joint ventures                603,443        581,936       572,285
Cash flows from financing activities:
   Distributions to joint venture partners                  (603,443)      (581,936)     (572,285)
                                                         -------------  -------------  -----------
Net increase in cash and cash equivalents                          0              0             0
Cash and cash equivalents, beginning of year                       0              0             0
                                                         -------------  -------------  -----------
Cash and cash equivalents, end of year                      $      0       $      0      $      0
                                                         =============  =============  ===========

Fund X and XI Associates' investment and percentage ownership in joint ventures at December 31, 2001 and 2000 are summarized as follows:

                                            2001                    2000
                                   ----------------------   --------------------
                                     Amount     Percent       Amount    Percent
                                   ---------   ----------   ----------  --------
Wells/Orange County Associates     $3,534,638    56%        $3,647,758    56%
Wells/Fremont Associates            1,908,521     22         1,971,195    22
                                   ----------               ----------
                                   $5,443,159               $5,618,953
                                   ==========               ==========

The following is a roll forward of Fund X and XI Associates' investment in the joint ventures for the years ended December 31, 2001 and 2000:

                                                         2001          2000
                                                     -------------  -----------
     Investment in joint venture, beginning of year   $5,618,953    $5,760,615
       Equity in income of joint venture                 434,257       447,193
       Distributions from joint venture                 (610,051)     (588,855)
                                                     -------------  -----------
       Investment in joint venture, end of year       $5,443,159    $5,618,953
                                                     =============  ===========

WELLS/ORANGE COUNTY ASSOCIATES

Following are the financial statements for Wells/Orange County Associates:

                           Wells/Orange County Associates
                              (A Georgia Joint Venture)
                                   Balance Sheets
                             December 31, 2001 and 2000

                                   Assets

                                                                            2001             2000
                                                                        -------------  -------------
Real estate assets, at cost:
  Land                                                                  $2,187,501      $2,187,501
  Building, less accumulated depreciation of $651,780 in 2001 and
    $465,216 in 2000                                                     4,012,335       4,198,899
                                                                      -------------  -------------
         Total real estate assets                                        6,199,836       6,386,400
Cash and cash equivalents                                                  188,407         119,038
Accounts receivable                                                         80,803          99,154
Prepaid expenses and other assets                                            9,426               0
                                                                      -------------  -------------
         Total assets                                                   $6,478,472      $6,604,592
                                                                      =============  =============

                        Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                                      $   11,792       $    1,000
  Partnership distributions payable                                        192,042          128,227
                                                                       -------------  -------------
         Total liabilities                                                 203,834          129,227
                                                                       -------------  -------------
Partners' capital:
  Wells Operating Partnership, L.P.                                      2,740,000        2,827,607
  Fund X and XI Associates                                               3,534,638        3,647,758
                                                                       -------------  -------------
         Total partners' capital                                         6,274,638        6,475,365
                                                                       -------------  -------------
         Total liabilities and partners' capital                        $6,478,472       $6,604,592
                                                                       =============  =============

                         Wells/Orange County Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999


                                                                 2001         2000         1999
                                                              -----------  ----------  ------------

Revenues:
  Rental income                                                $795,528     $795,545     $795,545
  Interest income                                                 2,409            0            0
                                                              -----------  ----------  ------------
                                                                797,937      795,545      795,545
                                                              -----------  ----------  ------------
Expenses:
  Depreciation                                                  186,564      186,564      186,565
  Management and leasing fees                                    33,547       30,915       30,360
  Operating costs, net of reimbursements                         21,855        5,005       22,229
  Legal and accounting                                            9,800        4,100        5,439
                                                              -----------  ----------  ------------
                                                                251,766      226,584      244,593
                                                              -----------  ----------  ------------
Net income                                                     $546,171     $568,961     $550,952
                                                              ===========  ==========  ============

Net income allocated to Wells Operating Partnership, L.P.      $238,542     $248,449     $240,585
                                                              ===========  ==========  ============

Net income allocated to Fund X and XI Associates               $307,629     $320,512     $310,367
                                                              ===========  ==========  ============

                         Wells/Orange County Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                      Wells
                                     Operating        Fund X        Total
                                    Partnership,      and XI      Partners'
                                        L.P.        Associates      Capital
                                   -------------  ---------------  ------------

Balance, December 31, 1998          $2,958,617      $3,816,766    $6,775,383
    Net income                         240,585         310,367       550,952
    Partnership distributions         (306,090)       (394,871)     (700,961)
                                   -------------  ---------------  ------------
Balance, December 31, 1999           2,893,112       3,732,262     6,625,374
    Net income                         248,449         320,512       568,961
    Partnership distributions         (313,954)       (405,016)     (718,970)
                                   -------------  ---------------  ------------
Balance, December 31, 2000           2,827,607       3,647,758     6,475,365
    Net income                         238,542         307,629       546,171
    Partnership distributions         (326,149)       (420,749)     (746,898)
                                   -------------  ---------------  ------------
Balance, December 31, 2001          $2,740,000      $3,534,638    $6,274,638
                                   =============  ===============  ============

                         WELLS/ORANGE COUNTY ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                                              2001          2000         1999
                                                                           ----------   ----------    ----------
Cash flows from operating activities:
   Net income                                                               $546,171     $568,961      $550,952
                                                                           ----------   ----------    ----------
   Adjustments to reconcile net income to net cash provided
     by operating activities:
          Depreciation                                                       186,564      186,564       186,565
          Changes in assets and liabilities:
             Accounts receivable                                              18,351      (49,475)      (36,556)
             Accounts payable                                                 10,792        1,000        (1,550)
             Prepaid and other expenses                                       (9,426)           0             0
                                                                           ----------   ----------    ----------
                Total adjustments                                            206,281      138,089       148,459
                                                                           ----------   ----------    ----------
                Net cash provided by operating activities                    752,452      707,050       699,411
Cash flows from financing activities:
   Distributions to partners                                                (683,083)    (764,678)     (703,640)
                                                                           ----------   ----------    ----------
Net increase (decrease) in cash and cash equivalents                          69,369      (57,628)       (4,229)
Cash and cash equivalents, beginning of year                                 119,038      176,666       180,895
                                                                           ----------   ----------    ----------
Cash and cash equivalents, end of year                                      $188,407     $119,038      $176,666
                                                                           ==========   ==========    ==========


WELLS/FREMONT ASSOCIATES

Following are the financial statements for Wells/Fremont Associates:

                            WELLS/FREMONT ASSOCIATES
                            (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     Assets


                                                                                         2001             2000
                                                                                      ------------    ------------
Real estate assets, at cost:
   Land                                                                                $2,219,251      $2,219,251
   Building, less accumulated depreciation of $999,301 in 2001 and
     $713,773 in 2000                                                                   6,138,857       6,424,385
                                                                                      ------------    ------------
             Total real estate assets                                                   8,358,108       8,643,636
Cash and cash equivalents                                                                 203,750          92,564
Accounts receivable                                                                       133,801         126,433
                                                                                      ------------    ------------
             Total assets                                                              $8,695,659      $8,862,633
                                                                                      ============    ============

                        Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                                    $    1,896      $    3,016
   Due to affiliate                                                                         8,030           7,586
   Partnership distributions payable                                                      201,854          89,549
                                                                                      ------------    ------------
             Total liabilities                                                            211,780         100,151
                                                                                      ------------    ------------
Partners' capital:
   Wells Operating Partnership, L.P.                                                    6,575,358       6,791,287
   Fund X and XI Associates                                                             1,908,521       1,971,195
                                                                                      ------------    ------------
             Total partners' capital                                                    8,483,879       8,762,482
                                                                                      ------------    ------------
             Total liabilities and partners' capital                                   $8,695,659      $8,862,633
                                                                                      ============    ============


                                    WELLS/FREMONT ASSOCIATES
                                    (A Georgia Joint Venture)
                                      STATEMENTS OF INCOME
                      FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                              2001          2000          1999
                                                           ----------    ----------    ----------
Revenues:
  Rental income                                             $902,945      $902,946      $902,946
  Interest income                                              2,713             0             0
  Other income                                                 2,015             0             0
                                                           ----------    ----------    ----------
                                                             907,673       902,946       902,946
                                                           ----------    ----------    ----------
Expenses:
  Depreciation                                               285,528       285,527       285,526
  Management and leasing fees                                 36,267        36,787        37,355
  Operating costs, net of reimbursements                      16,585        13,199        16,006
  Legal and accounting                                         6,400         4,300         4,885
                                                           ----------    ----------    ----------
                                                             344,780       339,813       343,772
                                                           ----------    ----------    ----------
Net income                                                  $562,893      $563,133      $559,174
                                                           ==========    ==========    ==========

Net income allocated to Wells Operating Partnership, L.P.   $436,265      $436,452      $433,383
                                                          ==========    ==========    ===========

Net income allocated to Fund X and XI Associates            $126,628      $126,681      $125,791
                                                          ==========    ==========    ===========

                        WELLS/FREMONT ASSOCIATES
                        (A Georgia Joint Venture)
                     STATEMENTS OF PARTNERS' CAPITAL
        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                    Wells
                                  Operating           Fund X           Total
                                 Partnership,         and XI         Partners'
                                     L.P.          Associates         Capital
                                --------------   ---------------   -------------
Balance, December 31, 1998       $7,166,682        $2,080,155       $9,246,837
  Net income                        433,383           125,791          559,174
  Partnership distributions        (611,855)         (177,593)        (789,448)
                                --------------   ---------------   -------------
Balance, December 31, 1999        6,988,210         2,028,353        9,016,563
  Net income                        436,452           126,681          563,133
  Partnership distributions        (633,375)         (183,839)        (817,214)
                                --------------   ---------------   -------------
Balance, December 31, 2000        6,791,287         1,971,195        8,762,482
  Net income                        436,265           126,628          562,893
  Partnership distributions        (652,194)         (189,302)        (841,496)
                                --------------   ---------------   -------------
Balance, December 31, 2001       $6,575,358        $1,908,521       $8,483,879
                                ==============   ===============   =============

                                 WELLS/FREMONT ASSOCIATES
                                (A Georgia Joint Venture)
                                 STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                      2001            2000            1999
                                                                  -----------    ------------    ------------
Cash flows from operating activities:
  Net income                                                        $562,893        $563,133        $559,174
                                                                  -----------    ------------    ------------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation                                                  285,528         285,527         285,526
       Changes in assets and liabilities:
         Accounts receivable                                          (7,368)        (33,454)        (58,237)
         Accounts payable                                             (1,120)          1,001          (1,550)
         Due to affiliate                                                444           2,007           3,527
                                                                  -----------    ------------    ------------
           Total adjustments                                         277,484         255,081         229,266
                                                                  -----------    ------------    ------------
           Net cash provided by operating activities                 840,377         818,214         788,440
Cash flows from financing activities:
  Distributions to partners                                         (729,191)       (914,662)       (791,940)
                                                                  -----------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                 111,186         (96,448)         (3,500)
Cash and cash equivalents, beginning of year                          92,564         189,012         192,512
                                                                  -----------    ------------    ------------
Cash and cash equivalents, end of year                              $203,750        $ 92,564        $189,012
                                                                  ===========    ============    ============

5.     INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

The Partnership's income tax basis net income for the year ended December 31, 2001, 2000, and 1999 is calculated as follows:

                                                                  2001          2000            1999
                                                            -------------  --------------  --------------
Financial statement net income                               $ 1,449,849     $ 1,476,180     $ 1,192,318
Increase (decrease) in net income resulting from:
   Depreciation expense for financial reporting
     purposes in excess of amounts for income tax
     purposes                                                    317,600         316,285         355,165
   Amortization expense for income tax purposes in
     excess of amounts for financial reporting
     purposes                                                    (18,897)        (18,897)        (18,897)
   Rental income accrued for financial reporting
     purposes in excess of amounts for income tax
     purposes                                                    (61,675)        (82,590)        (80,234)
   Expenses capitalized for income tax purposes,
     deducted for financial reporting purposes                     1,898           1,814           1,419
                                                            -------------  --------------  --------------
Income tax basis net income                                  $ 1,688,775     $ 1,692,792     $ 1,449,771
                                                            =============  ==============  ==============

The Partnership's income tax basis partners' capital at December 31, 2001, 2000, and 1999 is computed as follows:

                                                               2001            2000            1999
                                                          --------------  --------------  ---------------
Financial statement partners' capital                      $ 20,163,412    $ 20,950,167    $ 21,618,834
Increase (decrease) in partners' capital resulting
   from:
   Depreciation expense for financial reporting
     purposes in excess of amounts for income tax
     purposes                                                 1,292,749         975,149         658,864
   Accumulated rental income accrued for financial
     reporting purposes in excess of amounts for
     income tax purposes                                       (284,166)       (222,491)       (139,901)
   Syndication costs                                          4,038,088       4,038,088       4,038,088
   Amortization expense for income tax purposes in
     excess of amounts for financial reporting
     purposes                                                   (75,589)        (56,692)        (37,795)
   Accumulated expenses deducted for financial
     reporting purposes, capitalized for income tax
     purposes                                                   111,202         109,304         107,490
   Partnership's distributions payable                          564,678         559,875         518,288
                                                          --------------  --------------  ---------------
Income tax basis partners' capital                         $ 25,810,374    $ 26,353,400    $ 26,763,868
                                                          ==============  ==============  ===============

6.     RENTAL INCOME

The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 2001 is as follows:

Year ended December 31:
   2002                        $ 2,154,272
   2003                          2,097,037
   2004                          1,804,300
   2005                          1,199,200
   2006                          1,151,081
Thereafter                       1,474,754
                             ---------------
                               $ 9,880,644
                             ===============

Five tenants contributed 22%, 20%, 12%, 11%, and 10% of rental income. In additional, four tenants will contribute 36%, 20%, 19%, and 16% of future minimum rental income.

The future minimum rental income due Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

Year ended December 31:
   2002                       $  3,648,769
   2003                          3,617,432
   2004                          3,498,472
   2005                          2,482,815
   2006                          2,383,190
Thereafter                       3,053,321
                            -----------------
                              $ 18,683,999
                            =================

Four tenants contributed 26%, 23%, 13%, and 13% of rental income for the year ended December 31, 2001. In addition, four tenants will contribute 38%, 21%, 20%, and 17% of future minimum rental income.

The future minimum rental income due Wells/Orange County Associates under noncancelable operating leases at December 31, 2001 is as follows:

Year ended December 31:
   2002                       $   834,888
   2003                           695,740
   2004                                 0
   2005                                 0
   2006                                 0
Thereafter                              0
                            ----------------
                              $ 1,530,628
                            ================

One tenant contributed 100% of rental income for the year ended December 31, 2001 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Wells/Fremont Associates under noncancelable operating leases at December 31, 2001 is as follows:

Year ended December 31:
  2002                                                          $  922,444
  2003                                                             950,118
  2004                                                             894,832
  2005                                                                   0
  2006                                                                   0
Thereafter                                                               0
                                                                -----------
                                                                $2,767,394
                                                                ===========

     One tenant contributed 100% of rental income for the year ended December 31, 2001 and will contribute 100% of future minimum rental income.

7.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                                          2001 Quarters Ended
                                                     -----------------------------------------------------------
                                                       March 31       June 30      September 30     December 31
                                                     -----------   -----------    -------------- ---------------
Revenues                                              $ 374,487      $ 417,944      $ 392,992      $ 373,603
Net income                                              354,104        387,220        358,398        350,127
Net income allocated to Class A limited
  partners                                              556,587        589,720        567,282        550,762
Net loss allocated to Class B limited
  partners                                             (202,483)      (202,500)      (208,884)      (200,635)
Net income per weighted average
  Class A limited partner unit (a)                    $    0.25      $    0.26      $    0.25      $    0.24
Net loss per weighted average Class B
  limited partner unit                                    (0.44)         (0.45)         (0.48)         (0.51)
Distribution per weighted average
  Class A limited partner unit                             0.24           0.25           0.24           0.25

    (a) The totals of the four quarterly amounts for the year ended December 31, 2001 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                          2000 Quarters Ended
                                                     -----------------------------------------------------------
                                                       March 31       June 30      September 30     December 31
                                                     -----------    -----------   --------------   -------------
Revenues                                              $ 388,254      $ 379,779      $ 397,198          $ 392,287
Net income                                              358,512        355,670        382,812            379,186
Net income allocated to Class A limited
  partners                                              559,658        561,090        590,666            581,310
Net loss allocated to Class B limited
  partners                                             (201,146)      (205,420)      (207,854)          (202,124)
Net income per weighted average
   Class A limited partner unit                       $    0.25      $    0.26      $    0.27          $    0.26
Net loss per weighted average Class B
  limited partner unit (a)                                (0.39)         (0.40)         (0.40)             (0.39)
Distribution per weighted average
  Class A limited partner unit                             0.24           0.24           0.24               0.26

    (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

8.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or Wells Partners. In the normal course of business, the Partnership or Wells Partners may become subject to such litigation or claims.

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