Form 10-Q
period 2002-03-31
WELLS REAL ESTATE FUND X L P
filed 2002-05-14
CIK 1018215

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                 March 31, 2002                or
                               ---------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from               to
                               _____________    ________________________________

Commission file number                         0-23719
                       ---------------------------------------------------------


                         WELLS REAL ESTATE FUND X, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Georgia                                 58-2250093
    -------------------------------     ---------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)


 6200 The Corners Pkwy., Norcross, Georgia                       30092
 -----------------------------------------              -----------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (770) 449-7800
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

                                    FORM 10-Q

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX


                                                                                                         Page No.
                                                                                                         --------
PART I.   FINANCIAL INFORMATION
    Item 1.  Financial Statements

             Balance Sheets--March 31, 2002 and December 31, 2001                                             3

             Statements of Income for the Three Months Ended March 31, 2002
             and 2001                                                                                         4

             Statements of Partners' Capital for the Year Ended December 31, 2001
             and the Three Months Ended March 31, 2002                                                        5

             Statements of Cash Flows for the Three Months Ended March 31, 2002
             and 2001                                                                                         6

             Condensed Notes to Financial Statements                                                          7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                      10

PART II.  OTHER INFORMATION                                                                                  12

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                                                                                      March 31,       December 31,
                                                                                        2002              2001
                                                                                    -----------       ------------
ASSETS:
    Investments in joint ventures (Note 2)                                          $19,775,396        $19,961,284
    Cash and cash equivalents                                                           176,248            201,387
    Due from affiliates                                                                 513,928            560,976
    Deferred project costs                                                               15,088             15,088
                                                                                    -----------        -----------
                 Total assets                                                       $20,480,660        $20,738,735
                                                                                    ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
    Accounts payable                                                                $    10,118        $    10,645
    Partnership distribution payable                                                    493,402            564,678
                                                                                    -----------        -----------
                 Total liabilities                                                      503,520            575,323
                                                                                    -----------        -----------
Partners' capital:
    Limited partners:
       Class A--2,321,881 units and 2,316,618 units outstanding as
             of March 31, 2002 and December 31, 2001, respectively                   19,434,421         19,132,021
       Class B--391,010 units and 396,273 units outstanding as of
             March 31, 2002 and December 31, 2001, respectively                         542,719          1,031,391
                                                                                    -----------        -----------
                  Total partners' capital                                            19,977,140         20,163,412
                                                                                    -----------        -----------
                  Total liabilities and partners' capital                           $20,480,660        $20,738,735
                                                                                    ===========        ===========

      The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                          Three Months Ended
                                                                                     ---------------------------
                                                                                       March 31,       March 31,
                                                                                          2002            2001
                                                                                     -----------      ----------
REVENUES:
    Equity in income of joint ventures                                                 $ 328,039       $ 370,701
    Interest income                                                                        1,340           3,786
                                                                                       ---------       ---------
                                                                                         329,379         374,487
                                                                                       ---------       ---------
EXPENSES:
    Partnership administration                                                            12,889           9,868
    Legal and accounting                                                                   7,309           9,715
    Computer costs                                                                         2,052             800
                                                                                       ---------       ---------
                                                                                          22,250          20,383
                                                                                       ---------       ---------
NET INCOME                                                                             $ 307,129       $ 354,104
                                                                                       =========       =========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                                       $ 510,093       $ 556,587
                                                                                       =========       =========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                         $(202,964)      $(202,483)
                                                                                       =========       =========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                           $    0.22       $    0.25
                                                                                       =========       =========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                             $    (.52)      $    (.44)
                                                                                       =========       =========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                    $    0.21       $    0.24
                                                                                       =========       =========


        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                    AND THE THREE MONTHS ENDED MARCH 31, 2002


                                                           Limited Partners
                                          ---------------------------------------------------
                                                  Class A                     Class B                Total
                                          ------------------------    -----------------------      Partners'
                                            Units        Amounts        Units        Amounts        Capital
                                          ---------    -----------    -------      ----------     -----------
BALANCE, December 31, 2000                2,239,501    $19,104,274    473,390      $1,845,893     $20,950,167

Net income (loss)                                 0      2,264,351          0        (814,502)      1,449,849
Partnership distributions                         0     (2,236,604)         0               0      (2,236,604)
Class B conversions                          77,117        275,670    (77,117)       (275,670)              0
                                          ---------    -----------    -------      ----------     -----------
BALANCE, December 31, 2001                2,316,618     19,407,691    396,273         755,721      20,163,412

Net income (loss)                                 0        510,093          0        (202,964)        307,129
Partnership distributions                         0       (493,401)         0               0        (493,401)
Class B conversions                           5,263         10,038     (5,263)        (10,038)              0
                                          ---------    -----------    -------      ----------     -----------
BALANCE, March 31, 2002                   2,321,881    $19,434,421    391,010      $  542,719     $19,977,140
                                          =========    ===========    =======      ==========     ===========

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                            Three Months Ended
                                                                                        --------------------------
                                                                                         March 31,       March 31,
                                                                                           2002            2001
                                                                                        ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                           $ 307,129       $ 354,104
    Adjustments to reconcile net income to net cash
    used in operating activities:
           Equity in income of joint ventures                                             (328,039)       (370,701)
           Changes in assets and liabilities:
                 Accounts receivable                                                             0           1,685
                 Accounts payable                                                             (527)            (12)
                                                                                         ---------        --------
                          Net cash used in operating activities                            (21,437)        (14,924)
                                                                                         ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                             560,975         574,851
                                                                                         ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                                             (564,677)       (559,875)
                                                                                         ---------        --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (25,139)             52

CASH AND CASH EQUIVALENTS, beginning of year                                               201,387         227,034
                                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                                                 $ 176,248       $ 227,086
                                                                                         =========       =========

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND X, L.P.

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization and Business

     Wells Real Estate Fund X, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

     On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on December 30, 1997 at which time approximately 2,116,099 and 596,792 units had been sold to 1,593 and 219 Class A and Class B Limited Partners, respectively, for total limited partner capital contributions of $27,128,912. After payments of $1,085,157 in acquisition and advisory fees and acquisition expenses, $4,069,338 in selling commissions and organization and offering expenses, and an aggregate investment of $21,797,417 in Fund X-XI Associates and Fund IX-X-XI Associates, the Partnership held net offering proceeds of $177,000 as of March 31, 2002, which is available for investment in properties.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities. As of March 31, 2002, the Partnership owned interests in the following 7 properties through the affiliated joint ventures listed below:

-------------------------------------- ---------------------------------------- -----------------------------------------
            Joint Venture                      Joint Venture Partners                         Properties
-------------------------------------- ---------------------------------------- -----------------------------------------
Fund IX-X-XI-REIT Associates             - Wells Real Estate Fund IX, L.P.      1.  Alstom Power-Knoxville Building
                                         - Wells Real Estate Fund X, L.P.            A three-story office building
                                         - Wells Real Estate Fund XI, L.P.           located in Knoxville, Tennessee
                                         - Wells Operating Partnership, L.P.*
                                                                                2.  360 Interlocken Building
                                                                                     A three-story office building
                                                                                     located in Boulder County,
                                                                                     Colorado

                                                                                3.  Avaya Building
                                                                                     A one-story office building
                                                                                     located in Oklahoma City, Oklahoma

                                                                                4.  Iomega Building
                                                                                     A single-story warehouse and
                                                                                     office building located in Ogden,
                                                                                     Weber County, Utah

                                                                                5. Ohmeda Building
                                                                                     A two-story office building
                                                                                     located in Louisville, Boulder
                                                                                     County, Colorado
-------------------------------------- ---------------------------------------- -----------------------------------------
Fund X-XI Associates - Orange County     - Wells Real Estate Fund X, L.P.       6.  Cort Building
                                         - Wells Real Estate Fund XI, L.P.           A one-story office and warehouse
                                         - Wells Operating Partnership, L.P.*        building located in Fountain
                                                                                     Valley, California
-------------------------------------- ---------------------------------------- -----------------------------------------
Fund X-XI Associates - Freemont          - Wells Real Estate Fund X, L.P.       7.  Fairchild Building
                                         - Wells Real Estate Fund XI, L.P.           A two-story warehouse and office
                                                                                     building located in Fremont,
                                         - Wells Operating Partnership, L.P.*        California
-------------------------------------- ---------------------------------------- -----------------------------------------

* Wells Operating Partnership, L.P is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. ("Wells REIT") serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

   Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2001.

   (b) Basis of Presentation

   The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (c) Distributions of Net Cash From Operations

     As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

     . First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

     . Second, to the General Partners until each general partner has received distributions equal to 10% of the total distributions declared by the Partnership per annum.

     . Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

     No distributions will be made to the limited partners holding Class B units.

2.   Investment in Joint Ventures

     (a) Basis of Presentation

     The Partnership owned interests in seven properties as of March 31, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (b) Summary of Operations

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests as of March 31, 2002 and 2001, respectively.

                                                                                         Partnership's Share of Net
                                      Total Revenues                 Net Income                     Income
                                --------------------------- ---------------------------- --------------------------
                                    Three Months Ended           Three Months Ended           Three Months Ended
                                --------------------------- ---------------------------- --------------------------
                                  March 31,     March 31,      March 31,     March 31,      March 31,     March 31,
                                   2002           2001          2002           2001          2002           2001
                                ------------ -------------- ------------- -------------- ------------- ------------
   Fund IX-X-XI-REIT
       Associates               $1,071,206    $1,073,094      $554,268       $638,435       $267,895      $308,576
   Fund X-XI Associates -
       Orange County               198,880       199,586       129,750        133,753         42,558        43,871
   Fund X-XI Associates -
       Freemont                    225,161       225,178       135,948        142,612         17,586        18,254
                                ----------- -------------- ------------- -------------- ------------- -------------
                                $1,495,247    $1,497,858      $819,966       $914,800       $328,039      $370,701
                                =========== ============== ============= ============== ============= =============


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, SFAS No. 141, "Business Combinations" (effective beginning July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective beginning January 1, 2002) were issued.

     SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized and, instead, will be subject to periodic impairment testing. We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.


     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective beginning January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective beginning January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 143 and SFAS No. 144 will not have a significant impact on our financial statements.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation

     The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

     (a) Forward-Looking Statements

     This report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

     (b) Results of Operations

     Gross Revenues
     Gross revenues decreased to $329,379 for the three months ended March 31, 2002 from $374,487 for the three months ended March 31, 2001, which is primarily attributable to decreased earnings generated from Fund IX-X-XI-REIT Associates resulting from (i) decreased common area maintenance reimbursement billings to tenants at the 360 Interlocken Building and the Ohmeda Building, (ii) increased accounting fees for Fund X-XI Associates-Freemont, and (iii) reduced interest income for all joint ventures due to the general decline in interest rates. Tenants are billed for common area maintenance reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the following year.

     Expenses
     Expenses increased to $22,250 for the three months ended March 31, 2002 from $20,383 for the three months ended March 31, 2001 largely due to increases in administrative salary expense allocations and additional computer costs offset by a decrease in miscellaneous legal costs. As a result, net income decreased to $307,129 for the three months ended March 31, 2002 compared to $354,104 for the same period in 2001.

     Distributions
     The Partnership declared cash distributions of investment income to limited partners holding Class A Units of $0.21 per unit for the three months ended March 31, 2002 and $0.24 per unit for the three months ended March 31, 2001. The General Partners anticipate that distributions per unit to limited partners holding Class A Units will continue during the remainder of 2002 at a level at least comparable with those provided for the first quarter of 2002. No cash distributions were made to limited partners holding Class B Units.

     (c) Liquidity and Capital Resources

     Net cash used in operating activities increased to $21,437 for the three months ended March 31, 2002 from $14,924 for the three months ended March 31, 2001 due to the increase in expenses and reduction of interest income described above. Net cash provided by investing activities decreased to $560,975 for the three months ended March 31, 2002 from $574,851 for the three months ended March 31, 2001 due to the corresponding decrease in earnings generated from joint ventures as described above. Net cash used in financing activities increased to $564,677 for the three months ended March 31, 2002 from $559,875 for the three months ended March 31, 2001 as a result of reserving 2001 distributions by approximately $25,000 for estimated future operating costs, offset by the aforementioned decrease in earnings generated by joint ventures.

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

     (d) Inflation

     The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of the tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

     (e) Critical Accounting Policies

     The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

     The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership's accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     Straight-Lined Rental Revenues

     The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest through its investments in joint ventures on a straight-line basis over the terms of the respective leases. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Operating Cost Reimbursements

     The Partnership generally bills tenants for operating cost reimbursements through its investments in joint ventures on a monthly basis at amounts estimated largely based on actual prior period activity and the respective tenant lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective tenant lease terms. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Real Estate

     Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2002, 2001 or 2000.

                           PART II. OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND X, L.P.
                                    (Registrant)

Dated: May 10, 2002            By:  /s/ Leo F. Wells, III
                                    ---------------------
                                    Leo F. Wells, III, as Individual
                                    General Partner, and as President,
                                    and Chief Financial Officer
                                    of Wells Capital, Inc., the
                                    General Partner of Wells Partners, L.P.