Form 10-Q/A
period 2002-03-31
WELLS REAL ESTATE FUND X L P
filed 2002-07-10
CIK 1018215

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from                     to

Commission file number: 0-23719

WELLS REAL ESTATE FUND X, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-2250093
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Atlanta, Georgia	30092
(Address of principal executive offices)	(Zip Code)

(770) 449-7800
Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

No independent accountant has reviewed the financial statements included in the previously filed Form 10-Q for the quarter ended March 31, 2002 because the Registrant’s independent accountant, Arthur Andersen LLP, was unable to perform the review.

Item 1.    Financial Statements

The quarterly report on Form 10-Q for the quarter ended March 31, 2002 for Wells Real Estate Fund X, L.P. (the “Registrant”) includes financial statements which have not been reviewed by an independent public accountant under Rule 10-01(d) of Regulation S-X pursuant to the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589. We expect that our new independent accountant, Ernst & Young LLP, which was engaged by the Registrant effective July 3, 2002, will complete the quarterly review required by Rule 10-01(d) of Regulation S-X within the 60-day time period allowed pursuant to the SEC Release. If, upon completion of the review, there is a change in the financial statements contained in this quarterly report, we will amend this report to present the revised financial statements, and we will discuss in the amended report any material changes from the unreviewed financial statements contained in the report previously filed. Otherwise, we will state in our quarterly report for the quarter ending June 30, 2002 that the unreviewed financial statements contained in the previous report have subsequently been reviewed by an accountant other than Arthur Andersen and that there were no material changes as a result of that review.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P.
(Registrant)

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III, as Individual General Partner and as President and Chief Financial Officer of Wells Capital, Inc., the General Partner of Wells Partners, L.P.

Dated:    July 9, 2002