Form 10-K
period 2002-12-31
WELLS REAL ESTATE FUND X L P
filed 2003-03-31
CIK 1018215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No	Fee Required]

For the transition period from to to

Commission file number 0-23719

WELLS REAL ESTATE FUND X, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2250093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

CLASS A UNITS

(Title of Class)

CLASS B UNITS

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No  ☐

Aggregate market value of the voting stock held by nonaffiliates: Not Applicable

PART I

ITEM 1.    BUSINESS

General

Wells Real Estate Fund X, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A units or Class B units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each annual accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 upon receiving and accepting subscriptions for 125,000 units. The offer terminated on December 30, 1997 at which time approximately 2,116,099 and 596,792 units had been sold to 1,593 and 219 Class A and Class B limited partners, respectively, for total limited partner capital contributions of $27,128,912. As of December 31, 2002, the Partnership had paid a total of $1,085,157 in acquisition and advisory fees and acquisition expenses, and $4,069,338 in selling commissions and organization and offering expenses, and invested $18,641,185 in Fund IX-X-XI-REIT Associates and $3,296,232 in Fund X-XI Associates, the Partnership held net offering proceeds of $37,000 as of December 31, 2002, which is available for investment in properties.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc, the general partner of Wells Partners and Wells Management Company, Inc., an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See item 11 – “Compensation of General Partners and Affiliates” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002.

Insurance

Wells Management Company, Inc. carries comprehensive liability and extended coverage with respect to all the properties owned by the Partnership through investments in the joint ventures described in Item 2. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.    PROPERTIES

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of December 31, 2002, the Partnership owned interests in the following 7 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
Fund IX-X-XI-REIT Associates	• Wells Real Estate Fund IX, L.P • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P • Wells Operating Partnership, L.P.**	1. Alstom Power-Knoxville Building A three-story office building located in Knoxville, Tennessee	100%	100%	100%	98%	95%

		2. 360 Interlocken Building A three-story office building located in Boulder County, Colorado	75%	100%	100%	100%	100%

		3. Avaya Building A one-story office building located in Oklahoma City, Oklahoma	100%	100%	100%	100%	100%

		4. Iomega Building A single-story warehouse and office building located in Ogden, Weber County, Utah	100%	100%	100%	100%	100%

		5. Ohmeda Building A two-story office building located in Louisville, Boulder County, Colorado	100%	100%	100%	100%	100%

Fund X-XI Associates – Orange County	• Fund X-XI Associates* • Wells Operating Partnership, L.P.**	6. Cort Building A one-story office and warehouse building located in Fountain Valley, California	100%	100%	100%	100%	100%

Fund X-XI Associates-Freemont	• Fund X-XI Associates* • Wells Operating Partnership, L.P.**	7. Fairchild Building A two-story warehouse and office building located in Fremont, California	100%	100%	100%	100%	100%

*	Wells Real Estate Fund X, L.P. “(Wells Fund X”) and Wells Real Estate Fund XI, L.P. (“Wells Fund XI”), Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a joint venture agreement know as Fund X-XI Associates. The investment objectives of Wells Fund X and Wells Fund XI are substantially identical as those of the partnership.

**	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Partnership does not have control over the operations of the above joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

As of December 31, 2002, the lease expirations schedule during each of the following ten years for all properties owned by the joint ventures described above, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2003(1)	2	64,223	$1,044,915	$374,603	12.7	17.2
2004(2)	1	58,424	976,181	127,392	11.5	16.1
2005(3)	3	133,596	1,777,331	861,851	26.4	29.2
2007(4)	1	84,404	1,121,476	543,818	16.7	18.4
2008(5)	1	57,186	622,750	301,980	11.3	10.2
2009(6)	1	108,250	539,958	261,833	21.4	8.9

	9	506,083	$6,082,611	$2,471,477	100.0%	100.0%

(1)	Cort Furniture lease (52,000 square feet), and ODS lease (12,223 square feet) at the 360 Interlocken Building.
(2)	Fairchild lease (58,424 square feet).
(3)	Ohmeda lease (106,750 square feet), InfoCenter lease (2,910 square feet), and GAIAM lease (23,936 square feet) at the 360 Interlocken building.
(4)	Alstom Power-Knoxville lease (84,404 square feet).
(5)	Avaya lease (57,186 square feet).
(6)	Iomega lease. (108,250 square feet).

The properties and joint ventures in which the Partnership owns an interest as of December 31, 2002 are further described below:

Fund IX-X-XI-REIT Associates

On June 11, 1998, Wells Real Estate Fund IX L.P. (“Wells Fund IX), and Wells Real Estate Fund X, L.P. (“Wells Fund X”), Georgia public limited partnerships affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IX-X Associates, which was subsequently amended, restated and renamed as Fund IX-X-XI-REIT Associates in order to admit the Partnership and Wells OP as joint venture partners.

Prior to amending and restating the joint venture agreement, Fund IX-X Associates acquired and owned the following three properties: (i) the Alstom Power-Knoxville Building, (ii) the Ohmeda Building, and (iii) the 360 Interlocken Building. On June 24, 1998, Fund IX-X-XI-REIT Associates purchased the Avaya Building. On July 1, 1998, the Partnership contributed the Iomega Building, a single-story warehouse and office building with 108,250 rentable square feet, to Fund IX-X-XI-REIT Associates, which was recorded as a capital contribution. All of these properties are further described below.

As of December 31, 2002, the Partnership, Wells Fund IX, Wells Fund XI, and Wells OP held equity interests in Fund IX-X-XI-REIT Associates of approximately 49%, 39%, 9%, and 3%, respectively.

Alstom Power-Knoxville Building

On March 20, 1997, Fund IX-X Associates began construction of the Alstom Power-Knoxville Building, a three-story office building containing approximately 84,404 rentable square feet located on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee. Land purchase and construction costs totaling $8,137,994 were funded by capital contributions of $3,916,021 from the Partnership and $4,221,973 from Wells Fund IX.

Alstom Power, Inc. (“Alstom Power”), took occupancy of 57,831 rentable square feet in December 1997. The initial term of the lease term of 9 years and 11 months commenced as Alstom Power took occupancy. Alstom Power has the option to extend the initial term of its lease for two consecutive five-year periods. The annual base rent payable during the initial term is $646,250 during the first five years and $728,750 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be assessed at the then currently prevailing market rental rates. In addition to the base rent, Alstom Power is required to pay additional rent equal to its share of operating expenses during the lease term.

Commencing December 1, 1999, Alstom Power Environmental exercised its right of first refusal to lease an additional 23,992 square feet of space, and executed the third amendment to its lease on May 19, 2000 to lease the remaining 2,581 rentable square feet on the second floor of the building. Thus, Alstom Power currently occupies 100% of the building and pays rent thereon according to the terms and conditions of their original lease.

The average effective annual rental per square foot at the Alstom Power-Knoxville Building was $13.67 for 2002, $13.83 for 2001, $14.05 for 2000, $11.77 for 1999, and $9.97 for 1998.

Ohmeda Building

On February 13, 1998, Fund IX-X Associates acquired the Ohmeda Building, a two story office building with approximately 106,750 rentable square feet located on a 15-acre tract of land located in Louisville, Boulder County, Colorado, for a gross purchase price of $10,325,000, plus acquisition and closing costs of approximately $36,000. Wells Fund IX and Wells Fund X contributed $3,460,192 and $6,900,878 towards the purchase of the Ohmeda Building, respectively.

The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease with Ohmeda, Inc., which was assigned to the Fund IX-X Associates upon acquisition. The Ohmeda Lease currently expires in January 2005, subject to (i) Ohmeda’s right to effect an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda’s right to extend the lease for two additional five year periods of time at the then current market rental rates.

The monthly base rental payable under the lease is $83,710 through January 31, 2003; $87,891 from February 1, 2003 through January 31, 2004; and $92,250 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance, and other operating costs with respect to the Ohmeda Building during the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee to Fund IX-X-XI-REIT Associates, as landlord, for maintenance and administrative services of the Ohmeda Building. Fund IX-X-XI-REIT Associates is responsible for maintenance of the roof, exterior and structural walls, foundation, other structural members and floor slab, provided that the landlord’s obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

The average effective annual rental per square foot at the Ohmeda Building was $9.64 for 2002 and $9.62 for 2001, 2000 and 1999.

360 Interlocken Building

On March 20, 1998 Fund IX-X Associates acquired the 360 Interlocken Building, a three-story multi-tenant office building containing approximately 51,974 rentable square feet located on a 5.1 acre tract of land in Broomfield, Broomfield County, Colorado for a gross purchase price of $8,275,000, plus acquisition and closing costs of approximately $42,000. This acquisition was funded by capital contributions from Wells Fund IX and Wells Fund X of $6,642,466 and $1,674,271, respectively.

The second and third floors of the 360 Interlocken Building are currently occupied by two major tenants. On the first floor, 2910 square feet are occupied by one tenant with several suites available for releasing on that floor.

The initial term of the GAIAM lease expired on March 31, 2002 and was renewed and extended through May 31, 2005. In connection therewith, GAIAM’s space was increased to include 19,013 square feet on the third floor and 4,923 square feet on the second floor. The annual rent for the remaining term of the lease is $574,464 per year with a 2% increase each lease year beginning June 1, 2003. The lease for ODS Technologies, L.P. for 12,223 square feet on the second floor, expiring on September 30, 2003, is subject to a renewal option for three years. All tenants in the 360 Interlocken Building are responsible for paying a pro-rata share of the increases in taxes, utilities, insurance, and other operating costs over the respective base year as defined in their leases.

Currently, Wells Management Company is actively pursuing prospective tenants to lease the vacant space at the 360 Interlocken Building on the first floor, which encompasses approximately 25% of the premises. Rental revenue reductions associated with the vacant space approximately $400,000 annually.

The average effective annual rental rate per square foot at the 360 Interlocken Building was $18.49 for 2002, $16.12 for 2001, $16.23 for 2000 and, $15.97 for 1999 and 1998.

Avaya Building

On May 30, 1997, Fund IX-X Associates entered into a purchase and sale agreement with Wells Development Corporation (“Wells Development”), an affiliate of the General Partners, for the acquisition and development of the Avaya Building, a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land. On June 24, 1998, Fund IX-X-XI-REIT Associates purchased this property for $5,504,276, plus acquisition and closing costs of approximately $8,000. The purchase price was funded by capital contributions of $2,482,810 from the Partnership, $657,804 from Wells Fund IX, $950,392 from Wells Fund X, and $1,421,466 from Wells OP.

Avaya, a worldwide leader in telecommunications technology producing a variety of communication products, occupies the entire Avaya Building. The initial term of the lease is ten years commencing January 5, 1998. Avaya has the option to extend the initial term of the lease for two additional five-year periods. The annual base rent payable during the initial term is $508,383 during the first five years and $594,152 during the second five years of the lease term. The annual base rent payable for each extended term will be assessed at the then currently prevailing market rental rates. In addition to base rent, Avaya will be required to pay additional rent equal to its share of operating expenses during the lease term.

The average effective annual rental per square foot at the Avaya Building was $10.31 for 2002 and $10.19 for 2001, 2000, 1999, and 1998.

Iomega Building

On July 1, 1998, Wells Fund X contributed the Iomega Building, a single story warehouse and office building with 108,250 rentable square feet and located in Ogden, Utah to Fund IX-X-XI-REIT Associates, a capital contribution of $5,050,425, which represents the purchase price of $5,025,000, plus acquisition and closing costs of approximately $25,000, was originally paid by Wells Fund X on April 1, 1998.

The building is 100% occupied by Iomega Corporation with a ten year lease term that expires on July 31, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months, provided, however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is an economic triple net lease, whereby the terms require the tenant to reimburse Fund IX-X-XI-REIT Associates for certain operating expenses, as defined in the lease, related to the building.

On March 22, 1999, Fund IX-X-XI-REIT Associates purchased a four-acre tract of vacant land adjacent to the Iomega Building for a gross purchase price of $212,000. The Partnership funded this acquisition and related land improvement costs and, accordingly, was credited with a capital contribution to Fund IX-X-XI-REIT Associates of $874,625. This site was developed as additional parking and a loading-dock area, including 400 new parking stalls and new site work for truck maneuver, and was completed on July 31, 1999. Iomega Corporation has extended its lease term through April 30, 2009 and, in connection therewith, will pay additional base rent of $113,700.

The average effective annual rental per square foot at the Iomega Building was $6.36 for 2002, $6.22 for 2001 and 2000 and $5.18 for 1999, the first year of ownership.

Fund X-XI Associates

On July 17, 1998 the Partnership and Wells Real Estate Fund XI, L.P. entered into a joint venture agreement known as Fund X-XI Associates. As of December 31, 2002, the Partnership and Wells Fund XI contributed $3,296,233 and $2,398,767, for equity interest in Fund X-XI Associates of approximately 58% and 42%, respectively.

Fund X-XI Associates – Freemont:

Fairchild Building

On July 15, 1998, Wells OP and Wells Development Corporation (“Wells Development”), wholly-owned subsidiary of Wells Management Company, entered into a joint venture agreement, the Freemont joint venture. On July 21, 1998, the Freemont joint venture acquired the Fairchild Building, a 58,424 square-foot manufacturing and office building located in Fremont, California (the “Fairchild Building”), for a purchase price of $8,900,000, plus acquisition and closing costs of approximately $60,000.

On October 8, 1998, Fund X-XI Associates purchased Wells Development’s interest in the Freemont Joint Venture, thus, creating Fund X-XI Associates – Freemont. As of December 31, 2002, Fund X-XI Associates and Wells OP had contributed $2,000,000 and $6,983,110 for equity interests in Fund X-XI Associates – Freemont of 22% and 78%, respectively.

The Fairchild Building is 100% leased to one tenant with a seven-year lease term that commenced on December 1, 1997 and expires on November 30, 2004. The monthly base rent payable under the lease is $68,128 with a 3% increase on each anniversary of the commencement date. The lease is an economic triple net lease, whereby the terms require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building.

The average effective annual rental per square foot at the Fairchild Building was $15.46 for 2002, 2001, 2000, and 1999, the first year of ownership.

Fund X-XI Associates – Orange County

Cort Building

In July 1998, Wells OP and Wells Development entered into a joint venture agreement, the Orange County joint venture, for the purpose of acquiring the Cort Building for a purchase price of $6,400,000, plus acquisition and closing costs of approximately $150,000.

On September 1, 1998, Fund X-XI Associates purchased Wells Development’s interest in the Orange County Joint Venture, thus, creating Fund X-XI Associates – Orange County. As of December 31, 2002, Fund X-XI Associates and Wells OP had contributed $3,695,000 and $2,871,430 for equity interests in Fund X-XI Associates – Orange County of 56% and 44%, respectively.

The Cort Building is a 52,000-square-foot warehouse and office building located in Fountain Valley California. The building is leased to one tenant over a 15-year lease term, which commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent currently payable under the Cort lease is $69,574 through the remainder of the lease term. The Cort lease is an economic triple net lease, whereby, Cort is required to reimburse Fund X-XI Associates - Orange County for certain operating expenses, as defined in the lease.

The average effective annual rental per square foot at the Cort Building was $15.30 for 2002, 2001, 2000, and 1999, the first year of ownership.

ITEM 3.    LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 2002.

(THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

PART II

ITEM 5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

The offering for sale of Units in the Partnership terminated on December 30, 1997, at which time the Partnership had 2,116,099 outstanding Class A Units held by a total of 1,588 Limited Partners and 596,792 outstanding Class B Units held by a total of 218 Limited Partners. As of February 28, 2003, the Partnership had 2,328,014 outstanding Class A Units held by a total of 1,655 Limited Partners and 384,877 outstanding Class B Units held by a total of 165 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Because fiduciaries of retirement plans subject to ERISA are required to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership’s annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement requires the General Partners to estimate the amount a Unit holder would receive if the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2002, to be approximately $7.76 per Class A Unit and $12.20 per Class B Unit, based upon market conditions existing in early December 2002. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership’s properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the values of the Limited Partners’ Units, what a Limited Partner might be able to sell his Units for, or the fair market value of the Partnership’s properties, nor do they represent the amount of net proceeds Limited Partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans for limited ERISA reporting purposes, as any indication of the fair market value of their Units.

Class A Limited Partners are entitled to a distribution from Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership’s net loss, depreciation, and amortization deductions. These deductions will be allocated to the Class B Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 2002.

Cash available for distribution to the Limited Partners is distributed on a annual basis unless Limited Partners elect to have their cash distributed monthly. Cash distributions made to Class A Limited Partners during 2001 and 2002 were as follows:

Distribution for Quarter Ended	Total Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	General Partner
March 31, 2001	$549,658	$0.24	$0.00	$0.00
June 30, 2001	$566,659	$0.25	$0.00	$0.00
September 30, 2001	$555,611	$0.24	$0.00	$0.00
December 31, 2001	$564,676	$0.25	$0.00	$0.00
March 31, 2002	$493,401	$0.21	$0.00	$1.00
June 30, 2002	$494,618	$0.21	$0.00	$0.00
September 30, 2002	$494,512	$0.21	$0.00	$0.00
December 31, 2002	$494,703	$0.22	$0.00	$0.00

The fourth quarter distribution was accrued for accounting purposes in 2002 and paid to Limited Partners in February 2003. No cash distributions were paid to holders of Class B Units in 2002.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data as of and for the fiscal year ended December 31, 2002, 2001, 2000, 1999, and 1998, the first year of operation:

	2002	2001	2000	1999	1998
Total assets	$19,938,960	$20,738,735	$21,523,616	$22,137,122	$23,016,105
Total revenues	1,367,317	1,559,026	1,557,518	1,309,281	1,204,597
Net income	1,240,352	1,449,849	1,476,180	1,192,318	1,050,329
Net loss allocated to General Partners	0	0	0	0	(338)
Net income allocated to Class A Limited Partners	1,977,552	2,264,351	2,292,724	2,084,229	1,779,191
Net loss allocated to Class B Limited Partners	(737,200)	(814,502)	(816,544)	(891,911)	(728,524)
Net income per weighted average Class A Limited Partner Unit (1)	$0.85	$0.99	$1.04	$0.97	$0.85
Net loss per weighted average Class B Limited Partner Unit (1)	(1.90)	(1.88)	(1.59)	(1.60)	(1.23)
Cash distributions per weighted average Class A Limited Partner Unit: (1)
Investment income	0.85	0.98	0.97	0.95	0.78
Return of capital	0.00	0.00	0.00	0.00	0.00

(1)	Weighted average units are calculated by averaging units over the period outstanding during which such units were sold to Limited Partners and/or converted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

(a)	Forward – Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report including lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flow.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership were $1,367,317, $1,559,026, and $1,557,518, for the years ended December 31, 2002, 2001, and 2000, respectively. The 2002 decrease from 2001, and the 2001 increase from 2000 resulted primarily from the corresponding changes in equity in income of joint ventures described below.

Equity In Income of Joint Ventures – Operations

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Partnership holds an interest decreased in 2002, as compared to 2001, primarily due to a decrease in operating cost reimbursement billings to GAIAM, a tenant at the 360 Interlocken Building, as a result of a lease renewal in April 2002. Pursuant to the terms of the renewed GAIAM lease, the first lease year will be considered a base year; accordingly, operating reimbursement billings to the GAIAM Group will begin in 2003. Gross revenues remained relatively stable for 2001, as compared to 2000.

Expenses of Joint Ventures

The expenses of the joint ventures in which the Partnership holds an interest remained relatively stable for 2002, as compared to 2001 and 2000.

Expenses

Total expenses of the Partnership were $126,965, $109,177 and $81,338 for the years ended December 31, 2002, 2001, and 2000, respectively. The 2002 increase from 2001 resulted primarily from Tennessee Partnership franchise and excise tax assessed during 2002 for 2001 and 2002. The 2001 increase from 2000 resulted primarily from Tennessee Partnership franchise and excise tax assessed during 2001 for 2000, while none was assessed prior to 2000, and an increase in administrative salaries.

As a result, net income of the Partnership was $1,240,352, $1,449,849, and $1,476,180 for the years ended December 31, 2002, 2001 and 2000, respectively.

(c)	Liquidity and Capital Resources

Cash Flows Used in Operating Activities

Net cash flows used in operating activities was $116,874, $100,983, and $59,595 for the years ended December 31, 2002, 2001, and 2000, respectively. The use of cash from operating activities remained relatively stable in 2002, as compared to 2001. The increase in net cash used in operating activities in 2001, as compared to 2000, is attributable to an increase in partnership administrative expenses.

Cash Flows From Investing Activities

Net cash flows provided by investing activities was $2,115,767, $2,307,137, and $2,111,375 for the years ended December 31, 2002, 2001 and 2000, respectively. The 2002 decrease from 2001 is primarily attributable to a $140,000 investment in tenant improvement and leasing costs for the 360 Interlocken Building in 2002. The 2001 increase from 2000 resulted primarily from the increase in distributions received from Fund IX-X-XI-REIT Associates due to a decrease in property taxes for the Ohmeda Building as well as an $81,022 investment made to Fund IX-X-XI-REIT Associates in 2000 in order to fund building improvements for the Alstom Power-Knoxville Building.

Cash Flows Used In Financing Activities

Net cash flows used in financing activities were $2,047,208, $2,231,801 and $2,103,260 for 2002, 2001, and 2000, respectively. The changes in net cash flows used in financing activities resulted from the changes in cash generated by joint ventures during the corresponding accounting periods.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.85, $0.98 and $0.97 per unit for the years ended December 31, 2002, 2001 and 2000, respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners anticipate that distributions per unit to limited partners holding Class A Units will continue in 2003. Distributions accrued for the fourth quarter of 2002 to the Limited Partners holding Class A Units were paid in February 2003. No cash distributions were made to Limited Partners holding Class B Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. The Partnership is unaware of any material commitments for capital expenditures with respect to any of its properties which would have a material effect on its capital resources.

(d)	Related-Party Transactions

Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $144,308, $156,710, and $163,690, for the years ended December 31, 2002, 2001, and 2000, respectively.

Administration Reimbursements

Wells Capital, Inc. performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2002, 2001, and 2000, the partnership reimbursed $41,555, $41,573, and $29,686, respectively, to Wells Capital, Inc. and its affiliates for these services. See Note 7 to the financial statements included with this report for a summary of the Partnership’s administrative costs.

Conflicts of Interests

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 1 to the Partnership’s financial statements included in this report.

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2002 and 2001.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the joint ventures and net income of the Partnership.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

PART II – OTHER INFORMATION

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements of the Registrant and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the two years ended December 31, 2002.

On May 16, 2002, the general partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s reports on the financial statements of the Partnership for the year ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2002, the Partnership engaged Ernst & Young, LLP (Ernst & Young) to audit the financial statements of the Partnership, effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as the Partnership’s independent public accountants, the Partnership did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Partnership, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

(THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

PART III

ITEM 10. GENERAL	PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P.

The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation (“Wells Capital”). The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 59 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., which is the parent company of Wells Capital, Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are all affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11. COMPENSATION	OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002.

Cash Compensation Table

Name of Individual or Number in Group	Capacities in Which Served Form of Compensation	Cash Compensation

Wells Management Company, Inc.	Property Manager-Management and Leasing Fees	$144,308(1)

(1)	These fees are not paid directly by the Partnership, but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1 and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2002. Some of these fees were accrued for accounting purposes in 2002, however, were not paid until January 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2002.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Units	Leo F. Wells, III	110.036 Units (IRA, 401(k) and Profit Sharing)	Less than 1%

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2002.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to the lessor of (A)(i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years) net lease basis, 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area.

Wells Management Company, Inc. has received a total of $144,308 in property management and leasing fee compensation for services rendered during the year ended December 31, 2002.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2002.

Expense Reimbursements

See Note 7 to the Partnership’s financial statements included with this report for a description of the administrative costs and reimbursements made to the General Partners and their affiliates during the year ended December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.

Financial Statements

The Financial Statements are contained on pages F-2 through F-57 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2002.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 31, 2003		/s/ LEO F. WELLS, III
Leo F. Wells, III President

March 31, 2003		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer Dated: March 31, 2003

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partners:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer Dated: March 31, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN

REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

EXHIBIT INDEX

TO

2002 FORM 10-K

OF

WELLS REAL ESTATE FUND X, L.P.

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

Certifica te of Limited Partnership of Wells Real Estate Fund X, L.P. (Exhibit 3(b) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(a)

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

Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “IX-X-XI-REIT Joint Venture”) dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(m)

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

Joint Venture Agreement of Fund X and XI Associates (the “Fremont Joint Venture”) dated nJuly 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 33-32099)

*10(t)

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

Joint Venture Agreement of Wells/Orange County Associates (the “Cort Joint Venture”) dated July 27, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.25 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(aa)

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

99.1	Certificationof Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificationof Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund X, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund X, L.P. (a Georgia public limited partnership) as of December 31, 2002 and the related statements of income, partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wells Real Estate Fund X, L.P. as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments and disclosures described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund X, L.P. at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund X, L.P. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 and 2000 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. Additionally, as described in Note 1, these financial statements have been revised to include disclosure of the number of Class A and Class B weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000 on the statements of income. Our procedures with respect to this disclosure included recalculating the number of Class A and Class B weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000 by dividing the net income amount allocated to Class A limited partners and net loss amount allocated to Class B limited partners, previously reported on the statements of income in 2001 and 2000, by the amount of net income per weighted average Class A limited partner unit and net loss per weighted average Class B limited partner unit, previously reported on the statements of income in 2001 and 2000, respectively. In our opinion, the disclosure of the number of Class A and Class B weighted average limited partner units outstanding on the statements of income for the years ended December 31, 2001 and 2000 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Wells Real Estate Fund X, L.P. other than with respect to such restatement adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

January 24, 2003

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 2001 included in the previous year’s Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2002.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund X, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND X, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

ASSETS
	2002	2001
INVESTMENT IN JOINT VENTURES	$19,414,110	$19,961,284
DUE FROM JOINT VENTURES	368,624	560,976
CASH AND CASH EQUIVALENTS	153,072	201,387
DEFERRED PROJECT COSTS	3,154	15,088

Total assets	$19,938,960	$20,738,735

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Partnership distributions payable	$494,704	$564,678
Accounts payable	17,726	10,645

Total liabilities	512,430	575,323

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Limited partners:
Class A—2,328,014 units and 2,316,618 units issued and outstanding as of December 31, 2002 and 2001, respectively	19,426,530	19,132,021
Class B—384,877 units and 396,273 units issued and outstanding as of December 31, 2002 and 2001, respectively	0	1,031,391

Total partners’ capital	19,426,530	20,163,412

Total liabilities and partners’ capital	$19,938,960	$20,738,735

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
REVENUES:
Equity in income of Joint Ventures	$1,364,307	$1,549,588	$1,547,664
Interest and other income	3,010	9,438	9,854

	1,367,317	1,559,026	1,557,518

EXPENSES:
Partnership administration	104,906	78,949	50,042
Legal and accounting	14,687	16,288	19,423
Other general and administrative	7,372	13,940	11,873

	126,965	109,177	81,338

NET INCOME	$1,240,352	$1,449,849	$1,476,180

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$1,977,552	$2,264,351	$2,292,724

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$(737,200)	$(814,502)	$(816,544)

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.85	$0.99	$1.04

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$(1.90)	$(1.88)	$(1.59)

DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.85	$0.98	$0.97

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,324,249	2,279,173	2,199,367

CLASS B	386,735	433,468	513,524

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Limited Partners				Total Partners’
	Class A		Class B
	Units	Amount	Units	Amount	Capital
BALANCE, December 31, 1999	2,166,966	$18,553,200	545,925	$3,065,634	$21,618,834

Net income (loss)	0	2,292,724	0	(816,544)	1,476,180
Partnership distributions	0	(2,144,847)	0	0	(2,144,847)
Class B conversions	72,535	403,197	(72,535)	(403,197)	0

BALANCE, December 31, 2000	2,239,501	19,104,274	473,390	1,845,893	20,950,167

Net income (loss)	0	2,264,351	0	(814,502)	1,449,849
Partnership distributions	0	(2,236,604)	0	0	(2,236,604)
Class B conversions	77,117	0	(77,117)	0	0

BALANCE, December 31, 2001	2,316,618	19,132,021	396,273	1,031,391	20,163,412

Net income (loss)	0	1,977,552	0	(737,200)	1,240,352
Partnership distributions	0	(1,977,234)	0	0	(1,977,234)
Class B conversions	11,396	294,191	(11,396)	(294,191)	0

BALANCE, December 31, 2002	2,328,014	$19,426,530	384,877	$0	$19,426,530

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,240,352	$1,449,849	$1,476,180

Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(1,364,307)	(1,549,588)	(1,547,664)
Changes in assets and liabilities:
Accounts receivable	0	1,685	(1,685)
Accounts payable	7,081	(2,929)	13,574

Total adjustments	(1,357,226)	(1,550,832)	(1,535,775)

Net cash used in operating activities	(116,874)	(100,983)	(59,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Ventures	(140,000)	0	(81,022)
Distributions received from Joint Ventures	2,255,767	2,307,137	2,192,397

Net cash provided by investing activities	2,115,767	2,307,137	2,111,375

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(2,047,208)	(2,231,801)	(2,103,260)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,315)	(25,647)	(51,480)
CASH AND CASH EQUIVALENTS, beginning of year	201,387	227,034	278,514

CASH AND CASH EQUIVALENTS, end of year	$153,072	$201,387	$227,034

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$368,624	$560,976	$574,852

Deferred project costs contributed to Joint Ventures	$11,934	$0	$3,275

Partnership distributions payable	$494,704	$564,678	$559,875

See accompanying notes

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund X, L.P. (the “Partnership”) is a public limited partnership organized on June 20, 1996 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership. Upon subscription, limited partners elect to have their units treated as either Class A units or Class B units. Upon subscription for units, each limited partner must elect whether to have its units treated as Class A units or Class B units. Thereafter, limited partners have the right to change their prior election to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) add or remove a general partner, (d) dissolve the Partnership, and (e) approve a sale of all or substantially all of the Partnership’s assets, subject to certain limitations. A majority vote on any of the described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or which have operating histories. The Partnership commenced operations as of February 4, 1997.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities (the “Joint Ventures”). As of December 31, 2002, the Partnership owned interests in the following 7 properties through the affiliated Joint Ventures listed below:

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Joint Venture	Joint Venture Partners	Properties

Fund IX-X-XI-REIT Associates	– Wells Real Estate Fund IX, L.P. – Wells Real Estate Fund X, L.P. – Wells Real Estate Fund XI, L.P. – Wells Operating Partnership, L.P.*

1. Alstom Power-Knoxville Building

A three-story office building located in Knoxville, Tennessee

2. 360 Interlocken Building

A three-story office building located in Boulder County, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Weber County, Utah

5. Ohmeda Building

A two-story office building located in Louisville, Boulder County, Colorado

Fund X-XI Associates – Orange County	– Wells Real Estate Fund X, L.P. – Wells Real Estate Fund XI, L.P. – Wells Operating Partnership, L.P.*	6. Cort Building A one-story office and warehouse building located in Fountain Valley, California

Fund X-XI Associates – Freemont	– Wells Real Estate Fund X, L.P. – Wells Real Estate Fund XI, L.P. – Wells Operating Partnership, L.P.*	7. Fairchild Building A two-story warehouse and office building located in Fremont, California

*	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Distributions of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, will be distributed to the limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their net capital contributions, as defined. Then distributions are paid to the general partners until they have received 10% of the total amount distributed to date. Any remaining cash available for distribution is split 90% to the limited partners holding Class A units and 10% to the general partners. No cash distributions will be made to the limited partners holding Class B units.

Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds will be distributed in the following order:

•	To limited partners holding units which at any time have been treated as Class B units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A units on a per unit basis.

•	To limited partners on a per unit basis until each limited partner has received 100% of his/her net capital contributions, as defined

•	To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contributions, as defined

•	To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B units)

•	To the general partners until they have received 100% of their capital contributions, as defined

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the general partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the general partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

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

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding Class B units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Investment in Joint Ventures

Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership, as further described below.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

The Joint Ventures’ real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Ventures to date.

Revenue Recognition

The Joint Ventures’ leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Ventures for a pro rata share of operating costs incurred. All of the Joint Ventures’ leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Rental Income

The future minimum rental income due Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$4,193,500
2004	4,119,454
2005	2,723,513
2006	2,351,958
2007	2,192,200
Thereafter	771,839

$16,352,464

Four tenants contributed 24%, 23%, 12%, and 12% of rental income for the year ended December 31, 2002. In addition, four tenants will contribute 35%, 21%, 19%, and 13% of future minimum rental income.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

The future minimum rental income due Wells/Orange County Associates under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$695,740
2004	0
2005	0
2006	0
2007	0
Thereafter	0

$695,740

One tenant contributed 100% of rental income for the year ended December 31, 2002 and will contribute 100% of future minimum rental income.

The future minimum rental income due Wells/Fremont Associates under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$950,118
2004	894,832
2005	0
2006	0
2007	0
Thereafter	0

$1,844,950

One tenant contributed 100% of rental income for the year ended December 31, 2002 and will contribute 100% of future minimum rental income.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets of the Joint Ventures is comprised primarily of deferred leasing costs and refundable security deposits. Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the corresponding balance sheets. Pursuant to the respective leases, the Joint Ventures may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Restatement Adjustments and Disclosures

The Joint Ventures have historically reported property operating costs net of reimbursements from tenants as an expense in their statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or its Joint Ventures.

The joint venture statements of income presented in Note 4 have been restated to reflect the effects of this revised presentation.

Furthermore, the statements of income of the Partnership for the years ended December 31, 2001 and 2000 have been revised to include disclosure of Class A and Class B weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000.

Cash and Cash Equivalents

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

2.    DEFERRED PROJECT COSTS

The Partnership pays a percentage of limited partner contributions to Wells Capital, Inc. (the “Company”), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2002 were $1,085,157 and amounted to 4% of the limited partners’ contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture. Deferred project costs at December 31, 2002 and 2001 represent fees not yet applied to properties.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

3.    RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2002 and 2001 represents the Partnership’s share of cash to be distributed from its joint venture investments for the fourth quarter of 2002 and 2001 as follows:

	2002	2001
Fund IX, X, XI, and REIT Joint Venture	$276,873	$469,757
Fund X and XI Associates	91,751	91,219

	$368,624	$560,976

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Partnership’s properties, the joint ventures pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Ventures incurred management and leasing fees and lease acquisition costs of $144,308, $156,710, and $163,690, for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses. During 2002, 2001, and 2000, the partnership reimbursed $41,555, $41,573, and $29,686 to Wells Capital, Inc. and its affiliates for these services

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

4.    INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in the Joint Ventures at December 31, 2002 and 2001 is summarized as follows:

	2001		2000
	Amount	Percent	Amount	Percent
Fund IX, X, XI, and REIT Joint Venture	$16,369,765	48%	$16,803,586	48%
Fund X and XI Associates	3,044,345	58	3,157,698	58

	$19,414,110		$19,961,284

The following is a roll forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2002 and 2001:

	2002	2001
Investment in Joint Ventures, beginning of year	$19,961,284	$20,704,957
Equity in income of Joint Ventures	1,364,307	1,549,588
Contributions to Joint Ventures	151,934	0
Distributions from Joint Ventures	(2,063,415)	(2,293,261)

Investment in Joint Ventures, end of year	$19,414,110	$19,961,284

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

On February 13, 1998, the joint venture purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the joint venture purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On April 1, 1998, the Partnership purchased a one-story office and warehouse building, known as the Iomega Building, in Ogden, Utah. On June 11, 1998, Fund IX and X Associates was amended and restated to admit Wells Fund XI and Wells OP. The joint venture was renamed Fund IX, X, XI, and REIT Joint Venture. On June 24, 1998, the new joint venture purchased a one-story office building, know as the Avaya Building, in Oklahoma City, Oklahoma. On July 1, 1998, the Partnership contributed the Iomega Building to Fund IX, X, XI, and REIT Joint Venture.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

During 1999, Wells Fund IX and Wells Fund XI made additional capital contributions to the Fund IX, X, XI, and REIT Joint Venture; during 2000, the Partnership and Wells Fund IX made additional capital contributions to the Fund IX, X, XI, and REIT Joint Venture. Ownership interests were recomputed accordingly.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Following is selected financial information for the Fund IX, X, XI, and REIT Joint Venture:

Fund IX, X, XI, and REIT Joint Venture

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Real estate assets, at cost:
Land	$6,698,020	$6,698,020
Building and improvements, less accumulated depreciation of $7,045,381 in 2002 and $5,619,744 in 2001	26,063,758	27,178,526

Total real estate assets, net	32,761,778	33,876,546
Cash and cash equivalents	1,337,964	1,555,917
Accounts receivable	482,756	596,050
Prepaid expenses and other assets, net	417,275	439,002

Total assets	$34,999,773	$36,467,515

Liabilities and Partners’ Capital

Liabilities:
Accounts payable and accrued liabilities	$670,668	$734,481
Partnership distributions payable	570,932	966,912

Total liabilities	1,241,600	1,701,393

Partners’ capital:
Wells Real Estate Fund IX	13,176,010	13,598,505
Wells Real Estate Fund X	16,369,765	16,803,586
Wells Real Estate Fund XI	2,966,822	3,073,671
Wells Operating Partnership, L.P.	1,245,576	1,290,360

Total partners’ capital	33,758,173	34,766,122

Total liabilities and partners’ capital	$34,999,773	$36,467,515

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund IX, X, XI, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001		2000
Revenues:
Rental income	$4,308,536	$4,174,379		$4,198,388
Reimbursement income (1)	1,048,910	1,574,176	(1)	1,536,929	(1)
Other income	113,895	113,701		116,129
Interest income	14,596	50,002		73,676

	5,485,937	5,912,258		5,925,122

Expenses:
Depreciation	1,425,637	1,416,242		1,411,434
Management and leasing fees	341,860	357,761		362,774
Operating costs	1,282,075	1,335,448		1,403,424
Property administration expense	104,354	91,747		57,924
Legal and accounting	29,045	26,223		20,423

	3,182,971	3,227,421		3,255,979

Net income	$2,302,966	$2,684,837		$2,669,143

Net income allocated to Wells Real Estate Fund IX	$899,993	$1,050,156		$1,045,094

Net income allocated to Wells Real Estate Fund X	$1,114,219	$1,297,665		$1,288,629

Net income allocated to Wells Real Estate Fund XI	$203,375	$237,367		$236,243

Net income allocated to Wells Operating Partnership, L.P.	$85,379	$99,649		$99,177

(1)	Amounts have been restated to reflect tenant reimbursements of $1,574,176 in 2001 and $1,536,929 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund IX, X, XI, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001, and 2000

	Wells Real Estate Fund IX	Wells Real Estate Fund X	Wells Real Estate Fund XI	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 1999	$14,552,716	$18,000,869	$3,308,403	$1,388,884	$37,250,872
Net income	1,045,094	1,288,629	236,243	99,177	2,669,143
Partnership contributions	84,032	84,317	0	0	168,349
Partnership distributions	(1,564,039)	(1,928,538)	(353,553)	(148,425)	(3,994,555)

Balance, December 31, 2000	14,117,803	17,445,277	3,191,093	1,339,636	36,093,809
Net income	1,050,156	1,297,665	237,367	99,649	2,684,837
Partnership distributions	(1,569,454)	(1,939,356)	(354,789)	(148,925)	(4,012,524)

Balance, December 31, 2001	13,598,505	16,803,586	3,073,671	1,290,360	34,766,122
Net income	899,993	1,114,219	203,375	85,379	2,302,966
Partnership contributions	50,503	151,933	0	0	202,436
Partnership distributions	(1,372,991)	(1,699,973)	(310,224)	(130,163)	(3,513,351)

Balance, December 31, 2002	$13,176,010	$16,369,765	$2,966,822	$1,245,576	$33,758,173

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund IX, X, XI, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$2,302,966	$2,684,837	$2,669,143

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,425,637	1,416,242	1,411,434
Amortization of deferred leasing costs	62,928	65,673	54,614
Changes in assets and liabilities:
Accounts receivable	113,294	(173,807)	132,722
Prepaid expenses and other assets	5,959	(1,056)	(7,946)
Accounts payable and accrued liabilities	(63,813)	57,090	(33,902)

Total adjustments	1,544,005	1,364,142	1,556,922

Net cash provided by operating activities	3,846,971	4,048,979	4,226,065

Cash flows from investing activities:
Expenditures for deferred lease acquisition costs	(47,160)	(16,343)	(120,420)
Investment in real estate	(310,869)	0	(52,686)

Net cash used in investing activities	(358,029)	(16,343)	(173,106)

Cash flows from financing activities:
Contributions received from partners	202,436	0	168,349
Distributions to joint venture partners	(3,909,331)	(3,976,763)	(3,868,138)

Net cash used in financing activities	(3,706,895)	(3,976,763)	(3,699,789)

Net (decrease) increase in cash and cash equivalents	(217,953)	55,873	353,170
Cash and cash equivalents, beginning of year	1,555,917	1,500,044	1,146,874

Cash and cash equivalents, end of year	$1,337,964	$1,555,917	$1,500,044

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred project costs contributed to joint venture	$14,363	$0	$0

Partnership distributions payable	$570,932	$966,912	$931,151

Fund X and XI Associates

The joint venture, Fund X and XI Associates, was formed on July 15, 1998 to acquire, develop, operate, and sell real properties. On July 15, 1998, Wells OP entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates. On July 21, 1998, Wells/Fremont Associates acquired a 58,424-square foot two-story manufacturing and office building located in Fremont, California, known as the Fairchild Building.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

On October 8, 1998, Fund X and XI Associates acquired Wells Development Corporation’s interest in Wells/Fremont Associates which resulted in Fund X and XI Associates becoming a joint venture partner with Wells OP in the ownership of the Fairchild Building.

On July 27, 1998, Wells OP entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates. On July 31, 1998, Wells/Orange County Associates acquired a 52,000-square foot warehouse and office building located in Fountain Valley, California, known as the Cort Building.

During 1998, Fund X and XI Associates acquired Wells Development Corporation’s interest in Wells/Orange County Associates which resulted in Fund X and XI Associates becoming a joint venture partner with Wells OP in the ownership of the Cort Building.

Following is selected financial information for Fund X and XI Associates:

Fund X and XI Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Investment in joint ventures	$5,247,765	$5,443,159
Due from affiliates	158,157	155,826

Total assets	$5,405,922	$5,598,985

Liabilities and Partners’ Capital

Liabilities:
Partnership distributions payable	$158,157	$155,826

Partners’ capital:
Wells Real Estate Fund X	3,044,345	3,157,698
Wells Real Estate Fund XI	2,203,420	2,285,461

Total partners’ capital	5,247,765	5,443,159

Total liabilities and partners’ capital	$5,405,922	$5,598,985

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund X and XI Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Equity in income of joint ventures	$431,094	$434,257	$447,193
Expenses	0	0	0

Net income	$431,094	$434,257	$447,193

Net income allocated to Wells Real Estate Fund X	$250,088	$251,923	$259,034

Net income allocated to Wells Real Estate Fund XI	$181,006	$182,334	$188,159

Fund X and XI Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001, and 2000

	Wells Real Estate Fund X	Wells Real Estate Fund XI	Total Partners’ Capital
Balance, December 31, 1999	$3,341,081	$2,419,534	$5,760,615
Net income	259,034	188,159	447,193
Partnership distributions	(340,435)	(248,420)	(588,855)

Balance, December 31, 2000	3,259,680	2,359,273	5,618,953
Net income	251,923	182,334	434,257
Partnership distributions	(353,905)	(256,146)	(610,051)

Balance, December 31, 2001	3,157,698	2,285,461	5,443,159
Net income	250,088	181,006	431,094
Partnership distributions	(363,441)	(263,047)	(626,488)

Balance, December 31, 2002	$3,044,345	$2,203,420	$5,247,765

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund X and XI Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$431,094	$434,257	$447,193
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(431,094)	(434,257)	(447,193)

Net cash provided by operating activities	0	0	0
Cash flows from investing activities:
Distributions received from joint ventures	624,157	603,443	581,936
Cash flows from financing activities:
Distributions to joint venture partners	(624,157)	(603,443)	(581,936)

Net increase in cash and cash equivalents	0	0	0
Cash and cash equivalents, beginning of year	0	0	0

Cash and cash equivalents, end of year	$0	$0	$0

Supplemental disclosure of non-cash activities:
Partnership distributions payable	$158,157	$155,826	$149,218

Fund X and XI Associates’ investment and percentage ownership in joint ventures at December 31, 2002 and 2001 are summarized as follows:

	2002		2001
	Amount	Percent	Amount	Percent
Wells/Orange County Associates	$3,407,554	56%	$3,534,638	56%
Wells/Fremont Associates	1,840,211	22	1,908,521	22

	$5,247,765		$5,443,159

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

The following is a roll forward of Fund X and XI Associates’ investment in the joint ventures for the years ended December 31, 2002 and 2001:

	2002	2001
Investment in joint venture, beginning of year	$5,443,159	$5,618,953
Equity in income of joint venture	431,094	434,257
Distributions from joint venture	(626,488)	(610,051)

Investment in joint venture, end of year	$5,247,765	$5,443,159

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Wells/Orange County Associates

Following is selected financial information for Wells/Orange County Associates:

Wells/Orange County Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Real estate assets, at cost:
Land	$2,187,501	$2,187,501
Building, less accumulated depreciation of $838,345 in 2002 and $651,780 in 2001	3,825,770	4,012,335

Total real estate assets	6,013,271	6,199,836
Cash and cash equivalents	138,212	188,407
Accounts receivable	80,671	80,803
Prepaid expenses and other assets	12,689	9,426

Total assets	$6,244,843	$6,478,472

Liabilities and Partners’ Capital

Liabilities:
Accounts payable	$1,597	$11,792
Partnership distributions payable	194,203	192,042

Total liabilities	195,800	203,834

Partners’ capital:
Wells Operating Partnership, L.P.	2,641,489	2,740,000
Fund X and XI Associates	3,407,554	3,534,638

Total partners’ capital	6,049,043	6,274,638

Total liabilities and partners’ capital	$6,244,843	$6,478,472

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Wells/Orange County Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001		2000
Revenues:
Rental income	$795,857	$795,528		$795,545
Reimbursement income (1)	48,325	15,362	(1)	26,817	(1)
Interest income	1,848	2,409		0

	846,030	813,299		822,362

Expenses:
Depreciation	186,565	186,564		186,564
Management and leasing fees	33,396	33,547		30,915
Operating costs	48,248	23,046		24,150
Partnership administration	25,168	14,171		7,672
Legal and accounting	10,255	9,800		4,100

	303,632	267,128		253,401

Net income	$542,398	$546,171		$568,961

Net income allocated to Wells Operating Partnership, L.P.	$236,850	$238,542		$248,449

Net income allocated to Fund X and XI Associates	$305,548	$307,629		$320,512

(1)	Amounts have been restated to reflect tenant reimbursements of $15,362 in 2001 and $26,817 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Wells/Orange County Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001, and 2000

	Wells Operating Partnership, L.P.	Fund X and XI Associates	Total Partners’ Capital
Balance, December 31, 1999	$2,893,112	$3,732,262	$6,625,374
Net income	248,449	320,512	568,961
Partnership distributions	(313,954)	(405,016)	(718,970)

Balance, December 31, 2000	2,827,607	3,647,758	6,475,365
Net income	238,542	307,629	546,171
Partnership distributions	(326,149)	(420,749)	(746,898)

Balance, December 31, 2001	2,740,000	3,534,638	6,274,638
Net income	236,850	305,548	542,398
Partnership distributions	(335,361)	(432,632)	(767,993)

Balance, December 31, 2002	$2,641,489	$3,407,554	$6,049,043

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Wells/Orange County Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$542,398	$546,171	$568,961

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	186,565	186,564	186,564
Changes in assets and liabilities:
Accounts receivable	132	18,351	(49,475)
Accounts payable	(10,195)	10,792	1,000
Prepaid expenses and other assets	(3,263)	(9,426)	0

Total adjustments	173,239	206,281	138,089

Net cash provided by operating activities	715,637	752,452	707,050
Cash flows from financing activities:
Distributions to partners	(765,832)	(683,083)	(764,678)

Net (decrease) increase in cash and cash equivalents	(50,195)	69,369	(57,628)
Cash and cash equivalents, beginning of year	188,407	119,038	176,666

Cash and cash equivalents, end of year	$138,212	$188,407	$119,038

Supplemental disclosure of non-cash activities:
Partnership distributions payable	$194,203	$192,042	$128,227

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Wells/Fremont Associates

Following is selected financial information for Wells/Fremont Associates:

Wells/Fremont Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Real estate assets, at cost:
Land	$2,219,251	$2,219,251
Building, less accumulated depreciation of $1,284,826 in 2002 and $999,301 in 2001	5,853,332	6,138,857

Total real estate assets	8,072,583	8,358,108
Cash and cash equivalents	220,989	203,750
Accounts receivable	114,807	133,801

Total assets	$8,408,379	$8,695,659

Liabilities and Partners’ Capital

Liabilities:
Accounts payable	$11,415	$9,926
Partnership distributions payable	216,741	201,854

Total liabilities	228,156	211,780

Partners’ capital:
Wells Operating Partnership, L.P.	6,340,012	6,575,358
Fund X and XI Associates	1,840,211	1,908,521

Total partners’ capital	8,180,223	8,483,879

Total liabilities and partners’ capital	$8,408,379	$8,695,659

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Wells/Fremont Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Revenues:
Rental income	$903,451	$902,945	$902,946
Interest income	2,164	2,713	0
Other income	0	2,015	0

	905,615	907,673	902,946

Expenses:
Depreciation	285,525	285,528	285,527
Management and leasing fees	36,036	36,267	36,787
Operating costs	19,762	16,585	13,199
Legal and accounting	6,210	6,400	4,300

	347,533	344,780	339,813

Net income	$558,082	$562,893	$563,133

Net income allocated to Wells Operating Partnership, L.P.	$432,536	$436,265	$436,452

Net income allocated to Fund X and XI Associates	$125,546	$126,628	$126,681

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Wells/Fremont Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001, and 2000

	Wells Operating Partnership, L.P.	Fund X and XI Associates	Total Partners’ Capital
Balance, December 31, 1999	$6,988,210	$2,028,353	$9,016,563
Net income	436,452	126,681	563,133
Partnership distributions	(633,375)	(183,839)	(817,214)

Balance, December 31, 2000	6,791,287	1,971,195	8,762,482
Net income	436,265	126,628	562,893
Partnership distributions	(652 ,194)	(189,302)	(841,496)

Balance, December 31, 2001	6,575,358	1,908,521	8,483,879
Net income	432,536	125,546	558,082
Partnership distributions	(667,882)	(193,856)	(861,738)

Balance, December 31, 2002	$6,340,012	$1,840,211	$8,180,223

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Wells/Fremont Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$558,082	$562,893	$563,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	285,525	285,528	285,527
Changes in assets and liabilities:
Accounts receivable	18,994	(7,368)	(33,454)
Accounts payable	1,489	(676)	3,008

Total adjustments	306,008	277,484	255,081

Net cash provided by operating activities	864,090	840,377	818,214
Cash flows from financing activities:
Distributions to partners	(846,851)	(729,191)	(914,662)

Net increase (decrease) in cash and cash equivalents	17,239	111,186	(96,448)
Cash and cash equivalents, beginning of year	203,750	92,564	189,012

Cash and cash equivalents, end of year	$220,989	$203,750	$92,564

Supplemental disclosure of non-cash activities
Partnership distributions payable	$216,741	$201,854	$89,549

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

5.    INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement net income	$1,240,352	$1,449,849	$1,476,180
Increase (decrease) in net income resulting from:
Meals & Entertainment	351	0	0
Penalties	3,191	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	321,015	317,600	316,285
Amortization expense for income tax purposes in excess of amounts for financial reporting purposes	(18,897)	(18,897)	(18,897)
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(71,123)	(61,675)	(82,590)
Expenses capitalized for income tax purposes, deducted for financial reporting purposes	2,035	1,898	1,814

Income tax basis net income	$1,476,924	$1,688,775	$1,692,792

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement partners’ capital	$19,426,530	$20,163,412	$20,950,167
Increase (decrease) in partners’ capital resulting from:
Meals & Entertainment	351	0	0
Penalties	3,191	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	1,613,764	1,292,749	975,149
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(355,289)	(284,166)	(222,491)
Syndication costs	4,038,088	4,038,088	4,038,088
Amortization expense for income tax purposes in excess of amounts for financial reporting purposes	(94,486)	(75,589)	(56,692)
Accumulated expenses deducted for financial reporting purposes, capitalized for income tax purposes	113,237	111,202	109,304
Partnership’s distributions payable	494,703	564,678	559,875

Income tax basis partners’ capital	$25,240,089	$25,810,374	$26,353,400

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

6.    QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001:

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$329,379	$363,938	$340,757	$333,243
Net income	307,129	309,373	318,074	305,776
Net income allocated to Class A limited partners	510,093	526,938	511,621	428,900
Net loss allocated to Class B limited partners	(202,964)	(217,565)	(193,547)	(123,124)
Net income per weighted average Class A limited partner unit	$0.22	$0.23	$0.22	$0.18
Net loss per weighted average Class B limited partner unit (a)	(0.52)	(0.57)	(0.50)	(0.32)
Distribution per weighted average Class A limited partner unit	0.21	0.21	0.21	0.22

	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$374,487	$417,944	$392,992	$373,603
Net income	354,104	387,220	358,398	350,127
Net income allocated to Class A limited partners	556,587	589,720	567,282	550,762
Net loss allocated to Class B limited partners	(202,483)	(202,500)	(208,884)	(200,635)
Net income per weighted average Class A limited partner unit (a)	$0.25	$0.26	$0.25	$0.24
Net loss per weighted average Class B limited partner unit	(0.44)	(0.45)	(0.48)	(0.51)
Distribution per weighted average Class A limited partner unit	0.24	0.25	0.24	0.25

(a)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

WELLS REAL ESTATE FUND X, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

7.    PARTNERSHIP ADMINSTRATION AND LEGAL AND ACCOUNTING COSTS:

Partnership administration and legal and accounting costs for the year ended December 31, 2002 are comprised of the following items:

2002
Salary reimbursements	$41,555
Other professional fees	8,548
Printing expenses	9,735
Legal fees	2,487
Independent accounting fees	12,200
Postage and delivery expenses	6,253
Taxes and licensing fees	38,405
Life insurance	319
Other office expenses	91

Total partnership administration costs and legal and accounting	$119,593

REPORT OF INDEPENDENT AUDITORS

The Partners

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheets of The Fund IX, Fund X, Fund XI and REIT Joint Venture, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

Assets

	2002	2001
Real estate assets, at cost:
Land	$6,698,020	$6,698,020
Building and improvements, less accumulated depreciation of $7,045,381 in 2002 and $5,619,744 in 2001	26,063,758	27,178,526

Total real estate assets, net	32,761,778	33,876,546
Cash and cash equivalents	1,337,964	1,555,917
Accounts receivable	482,756	596,050
Other assets, net	417,275	439,002

Total assets	$34,999,773	$36,467,515

Liabilities and Partners’ Capital

Liabilities:
Accounts payable and refundable security deposits	$670,668	$734,481
Partnership distributions payable	570,932	966,912

Total liabilities	1,241,600	1,701,393

Partners’ capital:
Wells Fund IX	13,176,010	13,598,505
Wells Fund X	16,369,765	16,803,586
Wells Fund XI	2,966,822	3,073,671
Wells OP	1,245,576	1,290,360

Total partners’ capital	33,758,173	34,766,122

Total liabilities and partners’ capital	$34,999,773	$36,467,515

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Revenues:
Rental income	$4,308,536	$4,174,379	$4,198,388
Reimbursement income	1,048,910	1,574,176	1,536,929
Other income	113,895	113,701	116,129
Interest income	14,596	50,002	73,676

	5,485,937	5,912,258	5,925,122

Expenses:
Depreciation	1,425,637	1,416,242	1,411,434
Management and leasing fees	341,860	357,761	362,774
Operating costs	1,282,075	1,335,448	1,403,424
Joint Venture administration	104,354	91,747	57,924
Legal and accounting	29,045	26,223	20,423

	3,182,971	3,227,421	3,255,979

Net income	$2,302,966	$2,684,837	$2,669,143

Net income allocated to Wells Fund IX	$899,993	$1,050,156	$1,045,094

Net income allocated to Wells Fund X	$1,114,219	$1,297,665	$1,288,629

Net income allocated to Wells Fund XI	$203,375	$237,367	$236,243

Net income allocated to Wells OP	$85,379	$99,649	$99,177

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Wells Fund IX	Wells Fund X	Wells Fund XI	Wells OP	Total Partners’ Capital
Balance, December 31, 1999	$14,552,716	$18,000,869	$3,308,403	$1,388,884	$37,250,872
Net income	1,045,094	1,288,629	236,243	99,177	2,669,143
Partnership contributions	84,032	84,317	0	0	168,349
Partnership distributions	(1,564,039)	(1,928,538)	(353,553)	(148,425)	(3,994,555)

Balance, December 31, 2000	14,117,803	17,445,277	3,191,093	1,339,636	36,093,809
Net income	1,050,156	1,297,665	237,367	99,649	2,684,837
Partnership distributions	(1,569,454)	(1,939,356)	(354,789)	(148,925)	(4,012,524)

Balance, December 31, 2001	13,598,505	16,803,586	3,073,671	1,290,360	34,766,122
Net income	899,993	1,114,219	203,375	85,379	2,302,966
Partnership contributions	50,503	151,933	0	0	202,436
Partnership distributions	(1,372,991)	(1,699,973)	(310,224)	(130,163)	(3,513,351)

Balance, December 31, 2002	$13,176,010	$16,369,765	$2,966,822	$1,245,576	$33,758,173

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$2,302,966	$2,684,837	$2,669,143

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,425,637	1,416,242	1,411,434
Amortization of deferred leasing costs	62,928	65,673	54,614
Changes in assets and liabilities:
Accounts receivable	113,294	(173,807)	132,722
Prepaid expenses and other assets	5,959	(1,056)	(7,946)
Accounts payable and accrued liabilities	(63,813)	57,090	(33,902)

Total adjustments	1,544,005	1,364,142	1,556,922

Net cash provided by operating activities	3,846,971	4,048,979	4,226,065

Cash flows from investing activities:
Expenditures for deferred lease acquisition costs	(47,160)	(16,343)	(120,420)
Investment in real estate	(310,869)	0	(52,686)

Net cash used in investing activities	(358,029)	(16,343)	(173,106)

Cash flows from financing activities:
Contributions received from partners	202,436	0	168,349
Distributions to joint venture partners	(3,909,331)	(3,976,763)	(3,868,138)

Net cash used in financing activities	(3,706,895)	(3,976,763)	(3,699,789)

Net (decrease) increase in cash and cash equivalents	(217,953)	55,873	353,170
Cash and cash equivalents, beginning of year	1,555,917	1,500,044	1,146,874

Cash and cash equivalents, end of year	$1,337,964	$1,555,917	$1,500,044

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred project costs contributed to joint venture	$14,363	$0	$0

Partnership distributions payable	$570,932	$966,912	$931,151

Write-off of fully amortized deferred leasing costs	$0	$13,787	$0

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On March 20, 1997, the Wells Fund IX entered into a joint venture agreement with Wells Fund X known as Fund IX and X Associates for the purposes of acquiring, developing and operating real properties. Concurrent with the formation of Fund IX and X Associates, Wells Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the Alstom Power Property to Fund IX and X Associates. Following this contribution, the Alstom Power Building, an 84,404-square foot, three-story office building, was constructed. On February 13, 1998, the Fund IX and X Associates purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the Fund IX and X Associates purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado.

On June 11, 1998, Fund IX and X Associates was amended and restated to admit Wells Real Estate Fund XI, L.P. (“Wells Fund XI”) and Wells Operating Partnership, L.P. (“Wells OP”) and, accordingly, renamed as The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”). On June 24, 1998, the Joint Venture purchased a one-story office building, known as the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Fund X purchased an one-story office and warehouse building, known as the Iomega Building, in Ogden, Utah. On July 1, 1998, Wells Fund X contributed the Iomega Building to the Joint Venture.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

NOTES TO FINANCIAL STATEMENTS (Continued)

Allocation of Income and Distributions

Pursuant to the terms of the Joint Venture agreement, all income and distributions are allocated to Wells Fund IX, Wells Fund X, Wells Fund XI and Wells OP in accordance with their respective ownership interests. Net cash from operations is distributed to the Joint Venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets, net

Other assets, net, as of December 31, 2002 and 2001 is comprised of the following items:

	2002	2001
Deferred leasing costs, net	$316,517	$338,666
Refundable security deposits	100,758	100,336

Total	$417,275	$439,002

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include amortization of $257,899 and $188,587 as of December 31, 2000 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

NOTES TO FINANCIAL STATEMENTS (Continued)

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund IX, Wells Fund X, Wells Fund XI and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.    RELATED-PARTY TRANSACTIONS

Wells Fund IX and Wells Fund X entered into property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund IX, Wells Fund X, and Wells OP. In consideration for supervising the management of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Wells Fund XI and Wells OP entered into property management and leasing agreements with Wells Management. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

As the Joint Venture is owned by funds with separate management agreements (and fee structures), management and leasing fees incurred by the Joint Venture are determined by calculating a blended fee percentage according to each fund’s ownership interest in the Joint Venture.

The Joint Venture incurred management and leasing fees of $341,860, $357,761 and $362,774 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

NOTES TO FINANCIAL STATEMENTS (Continued)

Joint Venture reimbursed $104,354, $91,747, $57,924, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund IX, Wells Fund X, Wells Fund XI and Wells OP are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.    RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$4,193,500
2004	4,119,454
2005	2,723,513
2006	2,351,958
2007	2,192,200
Thereafter	771,839

$16,352,464

Four tenants contributed 24%, 23%, 12%, and 12% of rental income for the year ended December 31, 2002. In addition, four tenants will contribute 35%, 21%, 19%, and 13% of future minimum rental income.

THE FUND IX, X, XI AND REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (f)
ALSTOM POWER –KNOXVILLE PROPERTY (a)	None	$582,897	$744,164	$6,744,547	$607,930	$7,463,678	$0	$8,071,608	$2,250,307	1998	12/10/96	20 to 25 years
AVAYA (b)	None	1,002,723	4,386,374	242,241	1,051,138	4,580,200	0	5,631,338	839,704	1998	6/24/98	20 to 25 years
360 INTERLOCKEN (c)	None	1,570,000	6,733,500	748,134	1,650,070	7,368,417	33,147	9,051,634	1,388,394	1996	3/20/98	20 to 25 years
IOMEGA PROPERTY (d)	None	597,000	4,674,624	876,459	641,988	5,506,095	0	6,148,083	962,647	1998	7/01/98	20 to 25 years
OHMEDA PROPERTY(e)	None	2,613,600	7,762,481	528,415	2,746,894	8,157,602	0	10,904,496	1,604,329	1998	2/13/98	20 to 25 years

Total		$6,366,220	$24,301,143	$9,139,796	$6,698,020	$33,075,992	$33,147	$39,807,159	$7,045,381

(a)	The Alstom Power – Knoxville Property is a 5.6-acre tract of real property under construction in Knoxville, Tennessee.
(b)	The Avaya property consists of a one-story office building located in Oklahoma City, Oklahoma.
(c)	The 360 Interlocken property consists of a three-story multi-tenant office building located in Broomfield, Colorado.
(d)	The Iomega Property consists of a one-story warehouse and office building located in Ogden, Utah.
(e)	The Ohmeda Property consists of a two-story office building located in Louisville, Colorado.
(f)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

THE FUND IX, X, XI AND REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$39,443,604	$2,792,068
2000 additions	52,686	1,411,434
2000 deletions	0	0

BALANCE AT DECEMBER 31, 2000	39,496,290	4,203,502
2001 additions	0	1,416,242
2001 deletions	0	0

BALANCE AT DECEMBER 31, 2001	39,496,290	5,619,744
2002 additions	310,869	1,425,637
2002 deletions	0	0

BALANCE AT DECEMBER 31, 2002	$39,807,159	$7,045,381

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund X and Fund XI Associates:

We have audited the accompanying balance sheets of Fund X and Fund XI Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund X and Fund XI Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

FUND X AND FUND XI ASSOCIATES

(A GEORGIA JOINT VENTURE)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

Assets

	2002	2001
Investment in joint ventures	$5,247,765	$5,443,159
Due from affiliates	158,157	155,826

Total assets	$5,405,922	$5,598,985

Liabilities and Partners’ Capital

Liabilities:
Partnership distributions payable	$158,157	$155,826

Partners’ capital:
Wells Fund X	3,044,345	3,157,698
Wells Fund XI	2,203,420	2,285,461

Total partners’ capital	5,247,765	5,443,159

Total liabilities and partners’ capital	$5,405,922	$5,598,985

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

(A GEORGIA JOINT VENTURE)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Equity in income of joint ventures	$431,094	$434,257	$447,193
Expenses	0	0	0

Net income	$431,094	$434,257	$447,193

Net income allocated to Wells Fund X	$250,088	$251,923	$259,034

Net income allocated to Wells Fund XI	$181,006	$182,334	$188,159

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

(A GEORGIA JOINT VENTURE)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Wells Fund X	Wells Fund XI	Total Partners’ Capital
Balance, December 31, 1999	$3,341,081	$2,419,534	$5,760,615

Net income	259,034	188,159	447,193
Partnership distributions	(340,435)	(248,420)	(588,855)

Balance, December 31, 2000	3,259,680	2,359,273	5,618,953

Net income	251,923	182,334	434,257
Partnership distributions	(353,905)	(256,146)	(610,051)

Balance, December 31, 2001	3,157,698	2,285,461	5,443,159

Net income	250,088	181,006	431,094
Partnership distributions	(363,441)	(263,047)	(626,488)

Balance, December 31, 2002	$3,044,345	$2,203,420	$5,247,765

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

(A GEORGIA JOINT VENTURE)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$431,094	$434,257	$447,193
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(431,094)	(434,257)	(447,193)

Net cash provided by operating activities	0	0	0
Cash flows from investing activities:
Distributions received from joint ventures	624,157	603,443	581,936
Cash flows from financing activities:
Distributions to joint venture partners	(624,157)	(603,443)	(581,936)

Net change in cash and cash equivalents	0	0	0
Cash and cash equivalents, beginning of year	0	0	0

Cash and cash equivalents, end of year	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$158,157	$155,826	$149,218

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

(A GEORGIA JOINT VENTURE)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

In 1995, Wells Real Estate Fund X, L.P. (“Wells Fund X”) and Wells Real Estate Fund XI, L.P. (“ Wells Fund XI”), entered into a joint venture agreement to create Fund X and Fund XI Associates (the “Joint Venture”). The general partners of Wells Fund X and Wells Fund XI are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. The Joint Venture was formed on July 15, 1998 to acquire, develop, operate, and sell real properties.

On July 15, 1998, the Wells Operating Partnership, L.P. (“Wells OP”) entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates. On July 21, 1998, Wells/Fremont Associates acquired a 58,424-square foot two-story manufacturing and office building located in Fremont, California, known as the Fairchild Building. On October 8, 1998, the Joint Venture acquired Wells Development Corporation’s interest in Wells/Fremont Associates, which resulted in the Joint Venture becoming a joint venture partner with the Wells OP in the ownership of the Fairchild Building.

On July 27, 1998, the Wells OP entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates. On July 31, 1998, Wells/Orange County Associates acquired a 52,000-square foot warehouse and office building located in Fountain Valley, California, known as the Cort Building. During 1998, the Joint Venture acquired Wells Development Corporation’s interest in Wells/Orange County Associates, which resulted in the Joint Venture becoming a joint venture partner with the Wells OP in the ownership of the Cort Building.

Basis of Presentation

The Joint Venture does not control the operations of Wells/Freemont Associates or Wells/Orange County Associates. Accordingly, investments in these joint ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture, as further described in Note 3.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FUND X AND FUND XI ASSOCIATES

(A GEORGIA JOINT VENTURE)

NOTES TO FINANCIAL STATEMENTS (Continued)

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund X and Wells Fund XI in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund X and Wells Fund XI are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

FUND X AND FUND XI ASSOCIATES

(A GEORGIA JOINT VENTURE)

NOTES TO FINANCIAL STATEMENTS (Continued)

2.    RELATED-PARTY TRANSACTIONS

Wells Fund X entered into property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Wells Fund XI entered into a property management and leasing agreement with Wells Management. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

As the Joint Venture is owned by funds with separate management agreements (and fee structures), management and leasing fees incurred by the Joint Venture are determined by calculating a blended fee percentage according to each fund’s ownership interest in the Joint Venture.

Wells Capital, Inc., an affiliate of Wells Partners, L.P, and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel and are recognized by Wells/Fremont Associates and Wells/Orange County Associates.

The general partners of Wells Fund X and Wells Fund XI are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

FUND X AND FUND XI ASSOCIATES

(A GEORGIA JOINT VENTURE)

NOTES TO FINANCIAL STATEMENTS (Continued)

3.    INVESTMENT IN JOINT VENTURES

The following information summarizes the financial position of Wells/Freemont Associates and Wells/Orange County Associates as of December 31, 2002 and 2001, and the results of operations for the years ended December 31, 2002, 2001 and 2000:

	Total Assets		Total Liabilities		Total Equity		Joint Venture’s Investment
	2002	2001	2002	2001	2002	2001	2002	2001
Wells/Fremont Associates	$8,408,379	$8,695,659	$228,156	$211,780	$8,180,223	$8,483,879	$1,840,211	$1,908,521
Wells/Orange County Associates	6,244,843	6,478,472	195,800	203,834	6,049,043	6,274,638	3,407,554	3,534,638

	$14,653,222	$15,174,131	$423,956	$415,614	$14,229,266	$14,758,517	$5,247,765	$5,443,159

	Total Revenues			Net Income			Joint Venture’s Share of Net Income
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Wells/Fremont Associates	$905,615	$907,673	$902,946	$558,082	$562,893	$563,133	$125,546	$126,628	$126,681
Wells/Orange County Associates	846,030	813,299	822,362	542,398	546,171	568,961	305,548	307,629	320,512

	$1,751,645	$1,720,972	$1,725,308	$1,100,480	$1,109,064	$1,132,094	$431,094	$434,257	$447,193