Form 10-Q
period 2003-03-31
WELLS REAL ESTATE FUND X L P
filed 2003-05-09
CIK 1018215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes ☒ No ☐

FORM 10-Q

WELLS REAL ESTATE FUND X, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND X, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	March 31, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$19,182,987	$19,414,110
Cash and cash equivalents	27,253	153,072
Due from Joint Ventures	485,384	368,624
Deferred project costs	3,154	3,154

Total assets	$19,698,778	$19,938,960

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$29,487	$17,726
Partnership distribution payable	452,584	494,704

Total liabilities	482,071	512,430

Partners’ capital:
Limited partners:
Class A—2,337,767 units and 2,328,014 units outstanding as of March 31, 2003 and December 31, 2002, respectively	19,216,707	19,426,530
Class B—375,124 units and 384,877 units outstanding as of March 31, 2003 and December 31, 2002, respectively	0	0

Total partners’ capital	19,216,707	19,426,530

Total liabilities and partners’ capital	$19,698,778	$19,938,960

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited)
	Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES:
Equity in income of Joint Ventures	$273,656	$328,039
Interest income	583	1,340

	274,239	329,379

EXPENSES:
Partnership administration	26,218	12,889
Legal and accounting	3,499	7,309
Other general and administrative	1,403	2,052

	31,120	22,250

NET INCOME	$243,119	$307,129

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$243,119	$510,093

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$(202,964)

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.10	$0.22

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$(.52)

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.19	$0.21

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,337,767	2,321,881

CLASS B	375,124	391,010

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	2,316,618	$19,132,021	396,273	$1,031,391	$20,163,412
Net income (loss)	0	1,977,552	0	(737,200)	1,240,352
Partnership distributions	0	(1,977,234)	0	0	(1,977,234)
Class B conversions	11,396	294,191	(11,396)	(294,191)	0

BALANCE, December 31, 2002	2,328,014	19,426,530	384,877	0	19,426,530
Net income	0	243,119	0	0	243,119
Partnership distributions	0	(452,942)	0	0	(452,942)
Class A conversions	(1,000)	0	1,000	0	0
Class B conversions	10,753	0	(10,753)	0	0

BALANCE, March 31, 2003 (unaudited)	2,337,767	$19,216,707	375,124	$0	$19,216,707

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$243,119	$307,129
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(273,656)	(328,039)
Changes in assets and liabilities:
Accounts payable	11,761	(527)

Net cash used in operating activities	(18,776)	(21,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	388,019	560,975

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(495,062)	(564,677)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(125,819)	(25,139)

CASH AND CASH EQUIVALENTS, beginning of period	153,072	201,387

CASH AND CASH EQUIVALENTS, end of period	$27,253	$176,248

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$485,384	$513,928

Partnership distributions payable	$452,584	$493,402

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 upon receiving and accepting subscriptions for 125,000 units. The offer terminated on December 30, 1997 at which time approximately 2,116,099 and 596,792 units had been sold to 1,593 and 219 Class A and Class B limited partners, respectively, for total limited partner capital contributions of $27,128,912. As of March 31, 2003, the Partnership had paid a total of $1,085,157 in acquisition and advisory fees and acquisition expenses, and $4,069,338 in selling commissions and organization and offering expenses, and invested $18,641,185 in Fund IX-X-XI-REIT Associates and $3,296,232 in Fund X-XI Associates, the Partnership held net offering proceeds of $37,000 as of March 31, 2003, which is available for investment in properties.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2003, the Partnership owned interests in the following 7 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	— Wells Real Estate Fund IX, L.P. — Wells Real Estate Fund X, L.P. — Wells Real Estate Fund XI, L.P. — Wells Operating Partnership, L.P.*

1. Alstom Power-Knoxville Building

A three-story office building located in Knoxville, Tennessee

2. 360 Interlocken Building

A three-story office building located in Boulder County, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Weber County, Utah

5. Ohmeda Building

A two-story office building located in Louisville, Boulder County, Colorado

Wells/Orange County Associates (“Fund X-XI Associates—Orange County”)	— Wells Real Estate Fund X, L.P. — Wells Real Estate Fund XI, L.P. — Wells Operating Partnership, L.P.*	6. Cort Building A one-story office and warehouse building located in Fountain Valley, California

Wells/Fremont Associates (“Fund X-XI Associates—Freemont”)	— Wells Real Estate Fund X, L.P. — Wells Real Estate Fund XI, L.P. — Wells Operating Partnership, L.P.*	7. Fairchild Building A two-story warehouse and office building located in Fremont, California

*	Wells Operating Partnership, L.P is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c) Allocations of Net Income, Net Loss and Gain on Sale

For the purposes of determining allocations per the Partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A units and the general partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

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

(d) Distributions of Net Cash From Operations

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

(e) Distribution of Sales Proceeds

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

(a) Basis of Presentation

The Partnership owned interests in seven properties as of March 31, 2003 through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership held ownership interests for the three months ended March 31, 2003 and 2002, respectively:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund IX-X-XI-REIT Associates	$1,321,816	$1,384,155	$454,738	$554,268	$220,508	$267,895
Fund X-XI Associates—Orange County	201,423	212,387	117,535	129,750	38,411	42,558
Fund X-XI Associates—Freemont	225,938	225,443	131,031	135,948	14,737	17,586

	$1,749,177	$1,821,985	$703,304	$819,966	$273,656	$328,039

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require the identification of the Partnership’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management of properties, such properties will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. For the three months ended March 31, 2003 and 2002, the properties in which the Partnership owns interests paid management and leasing fees to Wells Management of $91,613 and $83,791 respectively.

Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses.

Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. For the three months ended March 31, 2003 and 2002, the Partnership reimbursed $16,129 and $8,725, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership decreased to $274,239 for the three months ended March 31, 2003 from $329,379 for the three months ended March 31, 2002, primarily due to the corresponding decrease in equity in income of the Joint Ventures described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures in which the Partnership holds an interest decreased in 2003, as compared to 2002, primarily due to decreased occupancy at the 360 Interlocken Building and, accordingly, the accompanying decline in operating cost reimbursement billings to tenants.

Expenses of Joint Ventures

The expenses of the Joint Ventures in which the Partnership holds an interest increased in 2003, as compared to 2002, primarily due to increases in (i) administrative salaries incurred in connection with evaluating various strategical operating scenarios for the period following the expiration of the Cort lease in October 2003, and (ii) accounting and legal fees incurred in connection with changing independent auditors in 2002.

Expenses

Expenses of the Partnership increased to $31,120 for 2003, from $22,250 for 2002, due to an increase in administrative salaries and additional Tennessee partnership franchise and excise taxes incurred in 2003.

As a result, net income of the Partnership was $243,119 and $307,129 for the three months ended March 31, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(18,776) and $(21,437) for the three months ended March 31, 2003 and 2002, respectively, primarily due to: (i) incurring additional administrative salaries, and (ii) accruing additional state withholding taxes, which are paid during the second quarter of each year.

Cash Flows From Investing Activities

Net cash flows from investing activities decreased to $388,019 for the three months ended March 31, 2003, as compared to $560,975 for the three months ended March 31, 2002. The 2003 decrease from 2002 is largely attributable to the decrease in distributions received from joint ventures, primarily from Fund IX-X-XI-REIT Associates due to the decline in occupancy at the 360 Interlocken Building discussed above.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(495,062) and $(564,677) for the three months ended March 31, 2003 and 2002, respectively. The 2003 decrease from 2002 is primarily due to a decline in distributions paid to limited partners holding Class A units as a result of receiving less operating cash from joint ventures for the reasons aforementioned.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.19 per unit, $0.21 per unit for the three months ended March 31, 2003 and 2002, respectively. Such distributions have been made from net cash from operations and distributions received from investments in the Joint Ventures. Distributions accrued for the first quarter of 2003 to the Limited Partners holding Class A Units were paid in May 2003. No cash distributions were made to Limited Partners holding Class B Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. Other than those mentioned above, the General Partners are unaware of any specific need requiring capital resources.

(d) Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc., the general partner of Wells Partners, L.P. and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g. property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e) Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership to date.

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

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM	4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

May 9, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

May 9, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 9, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 9, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND X, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002