Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND X L P
filed 2003-08-08
CIK 1018215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes ☒    No ☐

FORM 10-Q

WELLS REAL ESTATE FUND X, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND X, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) June 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$18,931,754	$19,414,110
Due from Joint Ventures	515,587	368,624
Cash and cash equivalents	30,134	153,072
Deferred project costs	3,154	3,154

Total assets	$19,480,629	$19,938,960

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distribution payable	$412,032	$494,704
Accounts payable	15,554	17,726

Total liabilities	427,586	512,430

Partners’ capital:
Limited partners:
Class A—2,354,467 units and 2,328,014 units outstanding as of June 30, 2003 and December 31, 2002, respectively	19,053,043	19,426,530
Class B—358,424 units and 384,877 units outstanding as of June 30, 2003 and December 31, 2002, respectively	0	0

Total partners’ capital	19,053,043	19,426,530

Total liabilities and partners’ capital	$19,480,629	$19,938,960

See accompanying notes

WELLS REAL ESTATE FUND X, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES:
Equity in income of Joint Ventures	$299,626	$363,478	$573,282	$691,518
Other income	0	460	579	1,800

	299,626	363,938	573,861	693,318

EXPENSES:
Partnership administration	39,510	49,786	65,724	62,676
General and administrative	7,380	1,787	8,783	3,839
Legal and accounting	4,011	2,992	7,510	10,301

	50,901	54,565	82,017	76,816

NET INCOME	$248,725	$309,373	$491,844	$616,502

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$248,725	$526,938	$491,844	$1,037,031

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$(217,565)	$0	$(420,529)

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.11	$0.23	$0.21	$0.45

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$(0.56)	$0.00	$(1.08)

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.18	$0.21	$0.37	$0.43

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,354,467	2,327,614	2,346,117	2,324,748

CLASS B	358,424	385,277	366,774	388,144

See accompanying notes

WELLS REAL ESTATE FUND X, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	2,316,618	$19,132,021	396,273	$1,031,391	$20,163,412
Net income (loss)	0	1,977,552	0	(737,200)	1,240,352
Partnership distributions	0	(1,977,234)	0	0	(1,977,234)
Class B conversions	11,396	294,191	(11,396)	(294,191)	0

BALANCE, December 31, 2002	2,328,014	19,426,530	384,877	0	19,426,530
Net income	0	491,844	0	0	491,844
Partnership distributions	0	(865,331)	0	0	(865,331)
Class B conversions	26,453	0	(26,453)	0	0

BALANCE, June 30, 2003 (unaudited)	2,354,467	$19,053,043	358,424	$0	$19,053,043

See accompanying notes

WELLS REAL ESTATE FUND X, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$491,844	$616,502
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(573,282)	(691,518)
Changes in assets and liabilities:
Accounts payable	(2,172)	(3,896)

Net cash used in operating activities	(83,610)	(78,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	908,675	1,074,902

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(948,003)	(1,058,078)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(122,938)	(62,088)

CASH AND CASH EQUIVALENTS, beginning of period	153,072	201,387

CASH AND CASH EQUIVALENTS, end of period	$30,134	$139,299

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$515,587	$491,116

Partnership distributions payable	$412,032	$494,619

See accompanying notes

WELLS REAL ESTATE FUND X, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund X, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the general partners (the “General Partners”). The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each annual accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 upon receiving and accepting subscriptions for 125,000 units. The offer terminated on December 30, 1997 at which time approximately 2,116,099 and 596,792 units had been sold to 1,593 and 219 Class A and Class B limited partners, respectively, for total limited partner Capital Contributions of $27,128,912. As of June 30, 2003, the Partnership had paid a total of $1,085,157 in acquisition and advisory fees and acquisition expenses, and $4,069,338 in selling commissions and organization and offering expenses, and invested $18,641,185 in Fund IX-X-XI-REIT Associates and $3,296,232 in Fund X-XI Associates, the Partnership held net offering proceeds of $37,000 as of June 30, 2003, which is available for investment in properties.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of June 30, 2003, the Partnership owned interests in the following seven properties through the affiliated joint ventures (the “Joint Ventures) listed below:

Joint Venture	Joint Venture Partners	Properties

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	— Wells Real Estate Fund IX, L.P. — Wells Real Estate Fund X, L.P. — Wells Real Estate Fund XI, L.P. — Wells Operating Partnership, L.P.*

1. Alstom Power-Knoxville Building

A three-story office building located in Knoxville, Tennessee

2. 360 Interlocken Building

A three-story office building located in Boulder County, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

Joint Venture	Joint Venture Partners	Properties

4. Iomega Building A single-story warehouse and office building located in Ogden, Weber County, Utah 5. Ohmeda Building A two-story office building located in Louisville, Boulder County, Colorado

Wells/Orange County Associates (“Fund X-XI Associates—Orange County”)	— Fund X and Fund XI Associates** — Wells Operating Partnership, L.P.*	6. Cort Building A one-story office and warehouse building located in Fountain Valley, California

Wells/Fremont Associates (“Fund X-XI Associates—Freemont”)	— Fund X and Fund XI Associates** — Wells Operating Partnership, L.P.*	7. Fairchild Building A two-story warehouse and office building located in Fremont, California

*	Wells Operating Partnership, L.P is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

**	Wells Fund X and Fund XI Associates (“Fund X-XI Associates”) is a joint venture between Wells Real Estate Fund X, L.P and Wells Real Estate Fund XI, L.P.

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

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Class B Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

(e)  Distribution of Sales Proceeds

Upon the sale of properties, the net sales proceeds will be distributed in the following order:

•	To limited partners holding units which at any time have been treated as Class B units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A units on a per unit basis

•	To limited partners on a per unit basis until each limited partner has received 100% of his/her net Capital Contributions, as defined

•	To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net Capital Contributions, as defined

•	To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net Capital Contributions for all periods during which the units were treated as Class A units and a 15% per annum cumulative return on net Capital Contributions for all periods during which the units were treated as Class B units)

•	To the General Partners until they have received 100% of their Capital Contributions, as defined

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net Capital Contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per unit basis and 20% to the General Partners

2.	INVESTMENT IN JOINT VENTURES

(a)  Basis of Presentation

The Partnership owned interests in seven properties as of June 30, 2003 through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)  Summary of Operations

The following information summarizes the operations of the joint ventures for the three months and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund IX-X-XI-REIT Associates	$1,320,502		$1,440,053		$482,970	$619,173	$234,199	$299,265
Fund X-XI Associates	112,782	*	110,688	*	112,782	110,688	65,427	64,213

	$1,433,284		$1,550,741	(1)	$595,752	$729,861	$299,626	$363,478

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Six Months Ended				Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund IX-X-XI-REIT Associates	$2,642,318		$2,824,208		$937,708	$1,173,441	$454,707	$567,161
Fund X-XI Associates	208,470	*	214,363	*	204,397	214,363	118,575	124,357

	$2,850,788		$3,038,571	(2)	$1,142,105	$1,387,804	$573,282	$691,518

(1)	Amounts have been restated to reflect tenant reimbursements of $290,490 as revenues for the three months ended June 30, 2002, which has no impact on net income.
(2)	Amounts have been restated to reflect tenant reimbursements of $611,469 as revenues for the six months ended June 30, 2002, which has no impact on net income.

The following information summarizes the operations of the Joint Ventures in which the Partnership held an interest through its interest in Fund X-XI Associates for the three months and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues		Net Income		Fund X-XI Associates’ Share of Net Income*
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund X-XI Associates— Orange County	$200,810	$209,306	$142,885	$140,206	$80,491	$78,981
Fund X-XI Associates— Fremont	225,669	227,782	143,543	140,944	32,291	31,707

	$426,749	$437,088	$286,428	$281,150	$112,782	$110,688

*	The Partnership’s share of income earned from its investment in Fund X-XI Associates-Orange County and Fund X-XI Associates-Fremont is recorded by Fund X -XI Associates as equity in income of Joint Ventures, which is classified as revenue.

	Total Revenues		Net Income		Fund X-XI Associates’ Share of Net Income*
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund X-XI Associates— Orange County	$402,233	$421,693	$260,419	$269,956	$146,702	$152,074
Fund X-XI Associates— Fremont	451,607	453,224	274,574	276,892	61,768	62,289

	$853,840	$874,917	$534,993	$546,848	$208,470	$214,363

*	The Partnership’s share of income earned from its investment in Fund X-XI Associates-Orange County and Fund X-XI Associates-Fremont is recorded by Fund X -XI Associates as equity in income of Joint Ventures, which is classified as revenue.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

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

(a)  Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management of properties, such properties will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests paid management and leasing fees to Wells Management of $84,813 and $92,082 for the three months ended June 30, 2003 and 2002, respectively, and $176,427 and $175,874 for the six months ended June 30, 2003 and 2002, respectively.

(b)  Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, performs certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $14,504 and $9,789, for the three months ended June 30, 2003 and 2002, respectively, and $30,633 and $18,515 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services. The Joint Ventures reimbursed $38,319 and $26,329 for the three months ended June 30, 2003 and 2002, respectively, and $83,170 and $60,291 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(c)  Conflicts of Interest

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

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership decreased to $299,626 for the three months ended June 30, 2003 from $363,938 for the three months ended June 30, 2002 and $573,861 for the six months ended June 30, 2003 from $693,318 for the six months ended June 30, 2002, primarily due to the corresponding decrease in equity in income of the Joint Ventures described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to a 22% decrease in occupancy at the 360 Interlocken Building.

Expenses of Joint Ventures

The expenses of the Joint Ventures increased in 2003, as compared to 2002, primarily due to (i) increases in administrative salaries, and (ii) a one-time increase in the timing of accounting fees incurred as a result of changing independent accountants in 2002.

Expenses

Expenses of the Partnership decreased to $50,901 for the three months ended June 30, 2003 from $54,565 for the three months ended June 30, 2002, primarily as a result of Tennessee partnership franchise and excise tax invoices received in the second quarter of 2002 in order to reconcile estimated to actual amounts due for 2001. This decrease was offset by an increase to $82,017 in such expenses for the six months ended June 30, 2003 from $76,816 for the six months ended June 30, 2002, primarily due to (i) a timing difference in general and administration billings for 2003, as compared to 2002, and (ii) an increase in administrative costs incurred partially in response to new regulatory requirements. We anticipate additional increases related to the implementation of the new reporting regulations during the second half of 2003.

Net Income

As a result, net income of the Partnership was $248,725 and $309,373 for the three months ended June 30, 2003 and 2002, respectively, and $491,844 and $616,502 for the six months ended June 30, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows used in operating activities were relatively stable at $(83,610) and $(78,912) for the six months ended June 30, 2003 and 2002, respectively.

Cash Flows From Investing Activities

Net cash flows from investing activities decreased to $908,675 for the six months ended June 30, 2003, as compared to $1,074,902 for the six months ended June 30, 2002. The 2003 decrease from 2002 is largely attributable to the decrease in distributions received from Joint Ventures, primarily from Fund IX-X-XI-REIT Associates due to the decline in occupancy of the 360 Interlocken Building.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(948,003) and $(1,058,078) for the six months ended June 30, 2003 and 2002, respectively. The 2003 decrease in cash used from 2002 is attributable to the corresponding declines in cash flows generated from investing activities described in the previous section.

Distributions

The Partnership declared distributions to the limited partners holding Class A Units of $0.18 per unit, $0.21 per unit for the quarters ended June 30, 2003 and 2002, respectively. Such distributions have been made from net cash from operations and distributions received from investments in the Joint Ventures. Distributions accrued for the second quarter of 2003 to the limited partners holding Class A Units were paid in August 2003. No cash distributions were made to limited partners holding Class B Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties. Other than investor proceeds of $37,000, the Partnership has invested all of its funds available for investment in properties. Accordingly, the General Partners anticipate investing the remaining investor proceeds in capital projects for its existing property investments and do not intend to acquire interests in additional properties. Through the expiration of the lease term on November 30, 2007, Alstom Power has the right to request tenant improvements up to $245,000 to be funded by Fund IX-X-XI-REIT Associates. Fund IX-X-XI-REIT Associates has not received a request to utilize any such funds to date.

Contract Obligations and Commitments

On May 30, 2003, Fund X-XI Associates-Orange County (the “Seller”) entered into an agreement (the “Agreement”) to sell the Cort Building located at 10700 Spencer Avenue, Fountain Valley, Orange County, California to an unrelated third party (the “Purchaser”) for a gross sales price of $6,240,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $50,000 to the designated escrow agent. This transaction is currently subject to a due diligence period through August 11, 2003, during which the purchaser has the right to terminate the Agreement. Accordingly, there are no assurances this sale will be completed at the aforementioned gross sales price or that this sale will close. The Cort lease expires in October 2003.

(d) Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc., the general partner of Wells Partners, L.P. and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e)  Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(f)  Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK)

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

WELLS REAL ESTATE FUND X, L.P. (Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

August 8, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND X, L.P.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002