Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND X L P
filed 2003-11-07
CIK 1018215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes ☒     No ☐

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

	(unaudited) September 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$16,788,788	$19,414,110
Cash and cash equivalents	1,915,389	153,072
Due from Joint Ventures	534,837	368,624
Deferred project costs	3,154	3,154

Total assets	$19,242,168	$19,938,960

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distribution payable	$504,550	$494,704
Accounts payable	13,045	17,726

Total liabilities	517,595	512,430

Partners’ capital:
Limited partners:
Class A—2,374,350 units and 2,328,014 units outstanding as of September 30, 2003 and December 31, 2002, respectively	18,724,573	19,426,530
Class B—338,541 units and 384,877 units outstanding as of September 30, 2003 and December 31, 2002, respectively	0	0
General Partners	0	0

Total partners’ capital	18,724,573	19,426,530

Total liabilities and partners’ capital	$19,242,168	$19,938,960

See accompanying notes

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF INCOME

	(unaudited) Three Months Ended September 30,		(unaudited) Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Equity in income of Joint Ventures	$194,831	$340,136	$768,113	$1,031,654
Other income	0	621	579	2,421

	194,831	340,757	768,692	1,034,075

EXPENSES:
Partnership administration	19,060	19,785	84,784	82,461
General and administrative	(516)	1,909	8,267	11,290
Legal and accounting	208	989	7,718	5,748

	18,752	22,683	100,769	99,499

NET INCOME	$176,079	$318,074	$667,923	$934,576

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$176,079	$511,621	$667,923	$1,548,652

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$(193,547)	$0	$(614,076)

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.07	$0.22	$0.28	$0.67

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$(0.50)	$0.00	$(1.59)

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.21	$0.21	$0.58	$0.64

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,374,350	2,327,114	2,355,528	2,325,536

CLASS B	338,541	385,777	357,363	387,355

See accompanying notes

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Limited Partners					Total Partners’ Capital
	Class A		Class B		General Partners
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	2,316,618	$19,132,021	396,273	$1,031,391	$0	$20,163,412
Net income (loss)	0	1,977,552	0	(737,200)	0	1,240,352
Partnership distributions	0	(1,977,234)	0	0	0	(1,977,234)
Class B conversions	11,396	294,191	(11,396)	(294,191)	0	0

BALANCE, December 31, 2002	2,328,014	19,426,530	384,877	0	0	19,426,530
Net income	0	667,923	0	0	0	667,923
Partnership distributions	0	(1,369,880)	0	0	0	(1,369,880)
Class B conversions	46,336	0	(46,336)	0	0	0

BALANCE, September 30, 2003 (unaudited)	2,374,350	$18,724,573	338,541	$0	$0	$18,724,573

See accompanying notes

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited)
	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$667,923	$934,576
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(768,113)	(1,031,654)
Changes in assets and liabilities:
Accounts payable	(4,681)	3,560

Net cash used in operating activities	(104,871)	(93,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	3,227,222	1,466,018

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(1,360,034)	(1,552,695)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,762,317	(180,195)
CASH AND CASH EQUIVALENTS, beginning of period	153,072	201,387

CASH AND CASH EQUIVALENTS, end of period	$1,915,389	$21,192

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Deferred project costs applied to joint venture	$0	$8,525

Due from Joint Ventures	$534,837	$609,822

Partnership distributions payable	$504,550	$495,514

See accompanying notes

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

1. SUMMARY	OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund X, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the general partners (the “General Partners”). The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each annual accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 upon receiving and accepting subscriptions for 125,000 units. The offer terminated on December 30, 1997 at which time approximately 2,116,099 and 596,792 units had been sold to 1,593 and 219 Class A and Class B limited partners, respectively, for total limited partner Capital Contributions of $27,128,912. As of September 30, 2003, the Partnership had paid a total of $1,085,157 in acquisition and advisory fees and acquisition expenses, and $4,069,338 in selling commissions and organization and offering expenses, and invested $18,641,185 in Fund IX-X-XI-REIT Associates and $3,296,232 in Fund X-XI Associates, the Partnership held net offering proceeds of $37,000 as of September 30, 2003, which is available for investment in properties.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following seven properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	— Wells Real Estate Fund IX, L.P. — Wells Real Estate Fund X, L.P — Wells Real Estate Fund XI, L.P — Wells Operating Partnership, L.P.*

1. Alstom Power—Knoxville Building

A three-story office building located

in Knoxville, Tennessee.

2. 360 Interlocken Building

A three-story office building located

in Boulder County, Colorado

3. Avaya Building

A one-story office building located

in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office

building located in Ogden, Weber County, Utah

Joint Venture	Joint Venture Partners	Properties

5. Ohmeda Building A two-story office building located in Louisville, Boulder County, Colorado

Wells/Orange County Associates (“Fund X-XI Associates—Orange County”)	Fund X and Fund XI Associates** Wells Operating Partnership, L.P.*	6. Cort Building A one-story office and warehouse building located in Fountain Valley, California

Wells/Fremont Associates (“Fund X-XI Associates— Freemont”)	Fund X and Fund XI Associates** Wells Operating Partnership, L.P.*	7. Fairchild Building A two-story warehouse and office building located in Fremont, California

*	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

**	Wells Fund X and Fund XI Associates (“Fund X-XI Associates”) is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P.

Each of the aforementioned properties was acquired on an all-cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

On September 11, 2003, Fund X-XI Associates Orange County sold the Cort Building to an unrelated third party for a gross selling price of $5,770,000. As a result of the sales, net proceeds of approximately $1,803,000 and loss of approximately $124,000 were allocated to the Partnership.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c)	Allocations of Net Income, Net Loss and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(e)	Distribution of Sales Proceeds

Upon the sale of properties, the net sales proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until they receive an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation deductions taken by the limited partners holding Class B Units with respect to such property.

•	To limited partners holding units which at any time have been treated as Class B Units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis.

•	To limited partners on a per-unit basis until each limited partner has received 100% of his/her Net Capital Contributions, as defined

•	To all limited partners on a per-unit basis until they receive a cumulative 10% per annum return on their Net Capital Contributions, as defined

•	To limited partners on a per-unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Class B Units)

•	To the General Partners until they have received 100% of their Capital Contributions, as defined

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their Net Capital Contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners

2.	INVESTMENT IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in seven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2003		2002		2003	2002	2003	2002
Fund IX-X-XI-REIT Associates	$1,325,354		$1,345,648		$523,387	$573,657	$253,797	$277,486
Fund X-XI Associates	(101,645	)*	107,995	*	(101,645)	107,995	(58,966)	62,650

	$1,223,709		$1,453,043	(1)	$421,742	$681,652	$194,831	$340,136

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2003		2002		2003	2002	2003	2002
Fund IX-X-XI-REIT Associates	$3,967,683		$4,169,856		$1,461,095	$1,747,098	$708,504	$844,646
Fund X-XI Associates	106,824	*	322,358	*	102,752	322,358	59,609	187,008

	$4,074,507		$4,492,214	(2)	$1,563,847	$2,069,456	$768,113	$1,031,654

*	The Partnership’s share of income earned from its investment in Fund X-XI Associates—Orange County and Fund X-XI Associates—Fremont is recorded by Fund X-XI Associates as equity in income of Joint Ventures, which is classified as revenue.

(1)	Amounts have been restated to reflect tenant reimbursements of $268,704 as revenues for the three months ended September 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $880,173 as revenues for the nine months ended September 30, 2002, which has no impact on net income.

The following information summarizes the operations of the joint ventures in which the Partnership held an interest through its interest in Fund X-XI Associates for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues		Income From Continuing Operations		(Loss) Income From Discontinued Operations		Net (Loss) Income		Fund X-XI Associates’ Share of Net (Loss) Income*
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Fund X-XI Associates— Orange County	$0	$0	$0	$0	$(236,322)	$134,828	$(236,322)	$134,828	$(133,127)	$75,952
Fund X-XI Associates— Fremont	225,669	226,188	139,944	142,438	0	0	139,944	142,438	31,482	32,043

	$225,669	$226,188	$139,944	$142,438	$(236,322)	$134,828	$(96,378)	$277,266	$(101,645)	$107,995

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income		Fund X-XI Associates’ Share of Net Income*
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Fund X-XI Associates—Orange County	$0	$0	$0	$0	$24,097	$404,784	$24,097	$404,784	$13,575	$228,026
Fund X-XI Associates—Fremont	677,267	679,413	414,519	419,329	0	0	414,519	419,329	93,250	94,332

	$677,267	$679,413	$414,519	$419,329	$24,097	$404,784	$438,616	$824,113	$106,825	$322,358

*	The Partnership’s share of income earned from its investment in Fund X-XI Associates—Orange County and Fund X-XI Associates—Fremont is recorded by Fund X -XI Associates as equity in income of Joint Ventures, which is classified as revenue.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

4.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management of properties, such properties will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $74,415 and $83,866 for the three months ended September 30, 2003 and 2002, respectively, and $250,852 and $259,740 for the nine months ended September 30, 2003 and 2002, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”), an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $13,493 and $10,565 for the three months ended September 30, 2003 and 2002, respectively, and $44,126 and $29,080 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses. The Joint Ventures reimbursed $41,248 and $28,102 for the three months ended September 30, 2003 and 2002, respectively, and $124,417 and $88,393 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Forward-Looking Statements

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

Gross Revenues

Gross revenues of the Partnership decreased to $194,831 for the three months ended September 30, 2003 from $340,757 for the three months ended September 30, 2002, and to $768,692 for the nine months ended September 30, 2003 from $1,034,075 for the nine months ended September 30, 2002 primarily due to the corresponding decrease in equity in income of Joint Ventures described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures decreased in 2003, as compared to 2002, primarily due to a 27% decrease in occupancy of the 360 Interlocken Building beginning in the third quarter of 2003.

Expenses of Joint Ventures

Expenses of Joint Ventures increased in 2003, as compared to 2002, primarily due to increases in: (i) non-reimbursable HVAC costs for the 360 Interlocken Building, and (ii) property taxes assessed for the 360 Interlocken Building and Ohmeda Building.

Equity In Income of Joint Ventures from Discontinued Operations

Equity in income of Joint Ventures from discontinued operations decreased for the three and nine months ended September 30, 2003 and 2002, respectively, primarily as a result of the loss recognized on the sale of the Cort Building during the third quarter of 2003.

As a result of the decrease in gross revenues, increase in expenses of the Joint Ventures, and decrease in equity in income of Joint Ventures from discontinued operations described above, equity in income of Joint Ventures decreased to $194,831 from $340,136 for the three months ended September 30, 2003 and 2002, respectively, and to $768,113 from $1,031,654 for the nine months ended September 30, 2003 and 2002 respectively.

Expenses

Expenses of the Partnership were relatively stable at $18,752 and $22,683 for the three months ended September 30, 2003 and 2002, respectively, and $100,769 and $99,499 for the nine months ended September 30, 2003 and 2002, respectively.

Net Income

As a result of the above factors, net income of the Partnership was $176,079 and $318,074 for the three months ended September 30, 2003 and 2002, respectively, and $667,923 and $934,576 for the nine months ended September 30, 2003 and 2002, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities slightly increased to $(104,871) from $(93,518) for the nine months ended September 30, 2003 and 2002, respectively, due to a change in the timing of paying accounts payable.

Cash Flows From Investing Activities

Net cash flows from investing activities were $3,227,222 and $1,466,018 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase from 2002 is attributable to the receipt of net sales proceeds from Fund X-XI Associates for the sale of the Cort Building in the third quarter of 2003, partially offset by a decline in distributions received from Fund IX-X-XI-REIT due to the 27% decline in occupancy of the 360 Interlocken Building beginning in the third quarter of 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(1,360,034) and $(1,552,695) for the nine months ended September 30, 2003 and 2002, respectively. The 2003 decrease in cash flows used, which represents distributions to partners, is largely attributable to the decline in cash flows from investing activities resulting from: (i) the decline in occupancy of the 360 Interlocken Building, and (ii) the sale of the Cort Building.

Distributions

The Partnership declared distributions to the limited partners holding Class A Units of $0.21 per unit for the quarters ended September 30, 2003 and 2002. Such distributions have been made from net cash from operations and distributions received from investments in the Joint Ventures. Distributions accrued for the third quarter of 2003 to the limited partners holding Class A Units were paid in November 2003. No cash distributions were made to limited partners holding Class B Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties. Other than investor proceeds of $37,000, the Partnership has invested all of its funds available for investment in properties. Accordingly, the General Partners anticipate investing the remaining investor proceeds in capital projects for its existing property investments and do not intend to acquire interests in additional properties. Fund IX-X-XI-REIT Associates is expecting to fund approximately $114,000 in capital parking lot repairs for the 360 Interlocken Building during the fourth quarter of 2003. Through its November 30, 2007 lease expiration, Alstom Power, the only tenant at the Knoxville Building, has the right to request tenant improvements up to $245,000; Fund IX-X-XI-REIT Associates has not received a request for any such funding to date.

Sales Proceeds

Rather than distributing the net proceeds from the sale of the Cort Building to the limited partners, such proceeds will be held in reserve as the Partnership continues to evaluate the capital needs of the other properties in which it holds an interest in consideration of the best interests of the limited partners. Upon completing this evaluation, the General Partners anticipate distributing the net sales proceeds not otherwise reserved to the limited partners in accordance with the terms of the partnership agreement in 2004.

(d)	Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, the general partner of Wells Partners, L.P. and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

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

There were no significant changes in the Partnership’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2003, the Registrant filed a Current Report on Form 8-K dated September 25, 2003 disclosing the sale of the Cort Building.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2003	/s/ LEO F. WELLS, III Leo F. Wells, III President

November 7, 2003	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND X, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement relating to the sale of the Cort Building dated May 30, 2003

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002