Form 10-Q
period 2004-03-31
WELLS REAL ESTATE FUND X L P
filed 2004-05-10
CIK 1018215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission file number 0-23719

WELLS REAL ESTATE FUND X, L.P

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

Yes ☒     No ☐

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund X, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) March 31, 2004	December 31, 2003
Investments in joint ventures	$16,491,215	$16,642,806
Cash and cash equivalents	1,845,932	1,809,328
Due from joint ventures	425,400	478,980

Total assets	$18,762,547	$18,931,114

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Partnership distribution payable	$402,275	$430,713
Accounts payable	30,983	17,732

Total liabilities	433,258	448,445

Partners’ capital:
Limited partners:
Class A – 2,383,850 units and 2,376,350 units outstanding as of March 31, 2004 and December 31, 2003, respectively	18,329,289	18,482,669
Class B – 329,041 units and 336,541 units outstanding as of March 31, 2004 and December 31, 2003, respectively	0	0
General partners	0	0

Total partners’ capital	18,329,289	18,482,669

Total liabilities and partners’ capital	$18,762,547	$18,931,114

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

	(unaudited) Three Months Ended March 31,
	2004	2003
REVENUES:
Equity in income of joint ventures	$273,809	$273,656
Other income	4,018	583

	277,827	274,239

EXPENSES:
Partnership administration	21,191	26,218
Legal and accounting	7,361	3,499
General and administrative	378	1,403

	28,930	31,120

NET INCOME	$248,897	$243,119

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$248,897	$243,119

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0

NET INCOME PER WEIGHTED-AVERAGE CLASS A LIMITED PARTNER UNIT	$0.09	$0.10

NET LOSS PER WEIGHTED-AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00

CASH DISTRIBUTION PER WEIGHTED-AVERAGE CLASS A LIMITED PARTNER UNIT	$0.14	$0.19

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,838,850	2,337,767

CLASS B	329,041	375,124

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	2,328,014	$19,426,530	384,877	$0	$0	$19,426,530
Net income	0	856,732	0	0	0	856,732
Partnership distributions	0	(1,800,593)	0	0	0	(1,800,593)
Class B conversions	48,336	0	(48,336)	0	0	0

BALANCE, December 31, 2003	2,376,350	18,482,669	336,541	0	0	18,482,669
Net income	0	248,897	0	0	0	248,897
Partnership distributions	0	(402,277)	0	0	0	(402,277)
Class B conversions	7,500	0	(7,500)	0	0	0

BALANCE, March 31, 2004	2,383,850	$18,329,289	329,041	$0	$0	$18,329,289

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$248,897	$243,119
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(273,809)	(273,656)
Changes in assets and liabilities:
Accounts payable	13,251	11,761

Net cash used in operating activities	(11,661)	(18,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	478,980	388,019

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(430,715)	(495,062)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,604	(125,819)
CASH AND CASH EQUIVALENTS, beginning of period	1,809,328	153,072

CASH AND CASH EQUIVALENTS, end of period	$1,845,932	$27,253

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from joint ventures	$425,400	$485,384

Partnership distributions payable	$402,275	$452,584

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund X, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the general partners (collectively, the “General Partners”). The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each annual accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On December 31, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 4, 1997 upon receiving and accepting subscriptions for 125,000 units. The offer terminated on December 30, 1997, at which time the Partnership had sold approximately 2,116,099 Class A Units and 596,792 Class B Units for total limited partner capital contributions of $27,128,912.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following seven properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(1)

1. Alstom Power—Knoxville Building

A three-story office building located in Knoxville, Tennessee

2. 360 Interlocken Building

A three-story office building located in Boulder County, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Utah

Joint Venture	Joint Venture Partners	Properties

5. Ohmeda Building A two-story office building located in Louisville, Colorado

Wells/Orange County Associates (“Fund X-XI-REIT Associates— Orange County”)	• Fund X and Fund XI Associates(2) • Wells Operating Partnership, L.P.(1)	6. Cort Building(3) A one-story office and warehouse building located in Fountain Valley, California

Wells/Fremont Associates (“Fund X-XI-REIT Associates—Fremont”)	• Fund X and Fund XI Associates(2) • Wells Operating Partnership, L.P.(1)	7. Fairchild Building A two-story warehouse and office building located in Fremont, California

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.
(2)	Wells Fund X and Fund XI Associates (“Fund X-XI Associates”) is a joint venture between the Partnership and Wells Real Estate Fund XI, L.P.
(3)	The Cort Building was sold on September 11, 2003.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

On September 11, 2003, Fund X-XI-REIT Associates-Orange County sold the Cort Building to an unrelated third party for a gross selling price of $5,770,000. As a result of the sales, net proceeds of approximately $1,803,000 and loss of approximately $124,000 were allocated to the Partnership during the third quarter of 2003.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(c) Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the

General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(d) Distributions of Net Cash From Operations

Cash available for distribution, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A Units until they have received a 10% per annum return on their net capital contributions, as defined. Then distributions are paid to the General Partners until they have received 10% of the total amount distributed to date. Any remaining cash available for distribution is split 90% to the limited partners holding Class A Units and 10% to the General Partners. No cash distributions will be made to the limited partners holding Class B Units.

(e) Distribution of Sales Proceeds

Upon the sale of properties, the net sales proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until each limited partner has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Class B Units until each limited partner has received an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis;

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contributions, as defined;

•	To all limited partners on a per-unit basis until each limited partner has received a cumulative 10% per annum return on his net capital contributions, as defined;

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

2. INVESTMENT	IN JOINT VENTURES

(a) Basis of Presentation

The Partnership owned interests in seven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b) Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues			Net Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2004	2003		2004	2003
Fund IX-X-XI-REIT Associates	$1,347,621	$1,321,816		$534,469	$454,738
Fund X-XI Associates	25,233	95,687	(i)	25,233	91,615

	$1,372,854	$1,417,503		$559,702	$546,353

(i)	The Partnership’s share of income earned from its investment in Fund X-XI-REIT Associates—Orange County and Fund X-XI-REIT Associates—Fremont is recorded by Fund X-XI Associates as equity in income of joint ventures, which is classified as revenue.

The following information summarizes the operations of the joint ventures in which the Partnership held an interest through its interest in Fund X-XI Associates for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues		Income From Continuing Operations		(Loss) Income From Discontinued Operations		Net (Loss) Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund X-XI-REIT Associates— Orange County	$0	$0	$0	$0	$(7,206)	$117,535	$(7,206)	$117,535
Fund X-XI-REIT Associates— Fremont	225,660	225,938	130,209	131,031	0	0	130,209	131,031

	$225,660	$225,938	$130,209	$131,031	$(7,206)	$117,535	$123,003	$248,566

3.    RELATED-PARTY TRANSACTIONS

(a) Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management of properties, such properties will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $81,921 and $64,829 for the three months ended March 31, 2004 and 2003, respectively.

(b) Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, one of our General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $16,597 and $16,129 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses. In addition, the Joint Ventures reimbursed Wells Capital $49,169 and $44,744 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses.

(c) Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

4.    CONTINGENCIES

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a) Overview

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

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale.

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Currently, management believes that the Partnership is predominantly operating in the holding phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in seven properties through interests in affiliated joint ventures. As of March 31, 2004, two properties are substantially leased to tenants in the middle of their initial lease terms; two properties are substantially leased to tenants whose leases will expire near-term in 2005; one property is fully leased to a tenant, Fairchild, whose lease will expire in November 2004; one property is fully leased to a tenant, Alstom Power, who has given notice of exercising an early termination option effective December 31, 2004; and one property has been sold. Management will continue to pursue various re-leasing strategies for the Fairchild Building and the Alstom Power-Knoxville Building during 2004.

As the Partnership evolves through the life cycle, our most significant risks and challenges continue to evolve concurrently. During the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we embark into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

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

As further outlined in section (c) below, we anticipate using a portion of future operating cash flows to fund the costs necessary to re-lease the Fairchild Building (lease expires effective November 30, 2004) and the Alstom Power – Knoxville Building (early termination option becomes effective December 31, 2004), and to fund parking lot repairs for the 360 Interlocken Building and the Avaya Building. In addition, under the terms of the Alstom Power lease, Alstom Power has the right to request the landlord to fund tenant improvements of up to $245,000 through December 2004; Fund IX-X-XI-REIT Associates has not received a request for any such improvements to date.

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

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership remained relatively stable at $277,827 and $274,239 for the three months ended March 31, 2004 and 2003, respectively.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures decreased in 2004, as compared to 2003, primarily due to the forgone cash flows from the sale of the Cort Building in the third quarter of 2003.

Expenses of Joint Ventures

Expenses of Joint Ventures also decreased in 2004, as compared to 2003, primarily due to the sale of the Cort Building in the third quarter of 2003.

As a result of all of the factors described above, equity in income of Joint Ventures remained relatively stable at $273,809 and $273,656 for the three months ended March 31, 2004 and 2003, respectively.

Expenses of the Partnership

Expenses of the Partnership were relatively stable at $28,930 and $31,120 for the three months ended March 31, 2004 and 2003, respectively.

Net Income of the Partnership

As a result of all of the aforementioned factors, net income of the Partnership was $248,897 and $243,119 for the three months ended March 31, 2004 and 2003, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(11,661) and $(18,776) for the three months ended March 31, 2004 and 2003, respectively. The decrease in cash flows used for 2004, as compared to 2003, resulted primarily from an increase in interest income on sales proceeds from the Cort Building, which was sold in the third quarter of 2003.

Cash Flows From Investing Activities

Net cash flows from investing activities were $478,980 and $388,019 for the three months ended March 31, 2004, and 2003, respectively. The 2004 increase from 2003 is largely attributable to a decrease in distributions received from joint ventures for the three months ended March 31, 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(430,715) and $(495,062) for the three months ended March 31, 2004 and 2003, respectively. Cash flows from financing activities is solely comprised of distributions paid to limited partners. The decline in cash flows used for 2004, as compared to 2003, is primarily attributable to the corresponding declines in operating distributions received from Fund X-XI Associates, as a result of the sale of the Cort Building in the third quarter of 2003.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.14 and $0.19 per unit for the quarters ended March 31, 2004 and 2003, respectively. Such distributions have been made primarily from distributions received from investments in Joint Ventures. The General Partners anticipate that distributions to limited partners may decline in the near term as a result of funding the Partnership’s pro-rata portion of costs anticipated to be required in connection with (i) increasing occupancy at the 360 Interlocken Building; (ii) re-leasing the Alstom Power—Knoxville Building and the Fairchild Building; and (iii) funding parking lot repairs and improvements for the 360 Interlocken Building and the Avaya Building.

Distributions accrued for the first quarter of 2004 to the limited partners holding Class A Units were paid in May 2004. In accordance with the partnership agreement, no cash distributions were made to limited partners holding Class B Units or to the General Partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the near-term, the General Partners anticipate that the Partnership will fund its pro-rata portion of the costs necessary to: (i) increase the occupancy of the 360 Interlocken Building; (ii) re-lease the Alstom Power-Knoxville Building (early termination option becomes effective December 31, 2004) and the Fairchild Building (lease expiration becomes effective November 2004); and (iii) fund parking lot repairs and improvements for the 360 Interlocken Building and the Avaya Building. In addition, under the terms of the Alstom Power lease, Alstom Power has the right to request the landlord to fund tenant improvements of up to $245,000 through December 2004; Fund IX-X-XI-REIT Associates has not received a request for any such improvements to date.

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

(d) Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, the general partner of Wells Partners and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

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

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of March 31, 2004.

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

(g) Certain Litigation Involving Our General Partners

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells

Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	On March 26, 2004, the Partnership filed a Current Report on Form 8-K dated March 26, 2004 disclosing certain litigation against Leo F. Wells, III, one of our General Partners, Wells Capital, Inc., the corporate general partner of our other General Partner, and certain other Wells affiliated entities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant) By: WELLS PARTNERS, L.P. (General Partner) By: WELLS CAPITAL, INC. (Corporate General Partner)

May 10, 2004	/s/ LEO F. WELLS, III

Leo F. Wells, III President

May 10, 2004	/s/ DOUGLAS P. WILLIAMS

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