Form 10-Q
period 2004-09-30
WELLS REAL ESTATE FUND X L P
filed 2004-11-12
CIK 1018215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND X, L.P.

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) September 30, 2004	December 31, 2003
Investments in joint ventures	$16,580,017	$16,642,806
Cash and cash equivalents	1,838,476	1,809,328
Due from joint ventures	91,858	478,980

Total assets	$18,510,351	$18,931,114

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$30,395	$17,732
Partnership distributions payable	0	430,713

Total liabilities	30,395	448,445
Partners’ capital:
Limited partners:
Class A—2,386,583 units and 2,376,350 units outstanding as of September 30, 2004 and December 31, 2003, respectively	18,479,956	18,482,669
Class B—326,308 units and 336,541 units outstanding as of September 30, 2004 and December 31, 2003, respectively	0	0
General partners	0	0

Total partners’ capital	18,479,956	18,482,669

Total liabilities and partners’ capital	$18,510,351	$18,931,114

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
EQUITY IN INCOME OF JOINT VENTURES (Note 2)	$289,790	$194,831	$790,597	$768,113

EXPENSES:
Partnership administration	22,092	19,060	106,603	84,784
Legal and accounting	9,681	208	26,359	7,718
General and administrative	1,080	0	2,127	8,267

Total expenses	32,853	19,268	135,089	100,769

OTHER INCOME	4,381	516	12,422	579

NET INCOME	$261,318	$176,079	$667,930	$667,923

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$261,318	$176,079	$667,930	$667,923

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.11	$0.07	$0.28	$0.28

CLASS B	$0.00	$0.00	$0.00	$0.00

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.21	$0.28	$0.58

CLASS B	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,390,450	2,374,350	2,386,583	2,355,528

CLASS B	322,441	338,541	326,308	357,363

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	2,328,014	$19,426,530	384,877	$0	$0	$19,426,530

Net income	0	856,732	0	0	0	856,732
Distributions of operating cash flow	0	(1,800,593)	0	0	0	(1,800,593)
Class B conversions	48,336	0	(48,336)	0	0	0

BALANCE, December 31, 2003	2,376,350	18,482,669	336,541	0	0	18,482,669

Net income	0	667,930	0	0	0	667,930
Distributions of operating cash flow	0	(670,643)	0	0	0	(670,643)
Class B conversions	10,233	0	(10,233)	0	0	0

BALANCE, September 30, 2004	2,386,583	$18,479,956	326,308	$0	$0	$18,479,956

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$667,930	$667,923
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(790,597)	(768,113)
Operating distributions received from joint ventures	1,240,508	1,424,260
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,663	(4,681)

Total adjustments	462,574	651,466

Net cash provided by operating activities	1,130,504	1,319,389

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	1,802,962

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	(1,101,356)	(1,360,034)

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,148	1,762,317

CASH AND CASH EQUIVALENTS, beginning of period	1,809,328	153,072

CASH AND CASH EQUIVALENTS, end of period	$1,838,476	$1,915,389

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$504,550

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund X, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the general partners (collectively, the “General Partners”). The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, the limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each annual accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(1)

1. Alstom Power—Knoxville Building

A three-story office building located in Knoxville, Tennessee

2. 360 Interlocken Boulevard

A three-story office building located in Boulder, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Utah

5. Ohmeda Building

A two-story office building located in Louisville, Colorado

Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture only owns interests in other joint ventures and does not own interests in any properties directly.

Joint Venture	Joint Venture Partners	Properties
Wells/Orange County Associates (“Fund X-XI-REIT Associates—Orange County”)	• Fund X-XI Associates • Wells Operating Partnership, L.P.(1)	6. Cort Building(2) A one-story office and warehouse building located in Fountain Valley, California
Wells/Fremont Associates (“Fund X-XI-REIT Associates—Fremont”)	• Fund X-XI Associates • Wells Operating Partnership, L.P.(1)	7. 47320 Kato Road (formerly known as the “Fairchild Building”) A two-story warehouse and office building located in Fremont, California

(1)	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.
(2)	The Cort Building was sold in September 2003.

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2003.

On September 11, 2003, Fund X-XI-REIT Associates-Orange County sold the Cort Building to an unrelated third-party for a gross sale price of $5,770,000. As a result of the sale, net proceeds of approximately $1,818,000 and loss of approximately $124,000 were allocated to the Partnership.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to the partners having a positive balance in their respective capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(d)	Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to the limited partners holding Class A Units until they have received a 10% per annum return on their respective net capital contributions, as defined. Then distributions are paid to the General Partners until they have received 10% of the total amount distributed to date. Any remaining cash from operations is split 90% to the limited partners holding Class A Units and 10% to the General Partners. No cash distributions will be made to the limited partners holding Class B Units.

(e)	Distribution of Sales Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Class B Units until such limited partners have received an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENT IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in seven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other Joint Venture partners, is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in the Joint Ventures, refer to the financial statements and footnotes included in the Partnership’s on Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the joint ventures for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004		2003
Fund IX-X-XI-REIT Associates	$1,224,840	$1,325,354	$572,785	(1)	$523,387
Fund X-XI Associates	0	0	20,753		(101,645)

	$1,224,840	$1,325,354	$593,538		$421,742

	Total Revenues		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
Fund IX-X-XI-REIT Associates	$3,851,571	$3,967,673	$1,537,266	(1)	$1,461,095
Fund X-XI Associates	0	0	77,841		102,752

	$3,851,571	$3,967,673	$1,615,107		$1,563,847

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for the three and nine months ended September 30, 2004 of approximately $131,982 for Fund IX-X-XI-REIT Associates. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

The following information summarizes the operations of the joint ventures in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Income From Continuing Operations		Loss From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund X-XI-REIT Associates—Orange County	$0	$0	$0	$0	$0	$(236,322)	$0		$(236,322)
Fund X-XI-REIT Associates—Fremont	225,660	225,660	163,725	139,944	0	0	163,725	(2)	139,944

	$225,660	$225,660	$163,725	$139,944	$0	$(236,322)	$163,725		$(96,378)

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund X-XI-REIT Associates—Orange County	$0	$0	$(7,338)	$0	$(19,179)	$24,097	$(26,517)		$24,097
Fund X-XI-REIT Associates—Fremont	676,979	676,979	414,735	414,519	0	0	414,735	(2)	414,519

	$676,979	$676,979	$407,397	$414,519	$(19,179)	$24,097	$388,218		$438,616

(2)	Effective July 1, 2004, Fund X-XI-REIT Associates—Fremont extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three and nine months ended September 30, 2004 of approximately $31,492. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

The Partnership entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of properties, such properties will generally pay Wells Management, management and leasing fees equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $37,120 and $41,016 for the three months ended September 30, 2004 and 2003, respectively, and $124,498 and $135,471 for the nine months ended September 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”), the corporate general partner of Wells Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $24,417 and $13,493 for the three months ended September 30, 2004 and 2003, respectively, and $70,039 and $44,126 for the nine months ended September 30, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. In addition, Wells capita sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds, or as the advisor to the REITs, may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

We believe that we will operate through the following five key life cycle phases. The time expected to be spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants;

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sale proceeds to the partners.

Portfolio Overview

We are in the holding phase of our life cycle and invested in the Joint Ventures, which originally acquired seven properties, of which one property, the Cort Building, was sold in September 2003. We intend to distribute net proceeds from the sale of the Cort Building of approximately $1,035,000 to limited partners in the fourth quarter of 2004.

At this time, our focus involves maintaining the current high occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our investors. We have signed a lease extension at the Alstom Power—Knoxville Building through October 2014. While Alstom Power, the sole tenant of the Alstom Power—Knoxville Building, previously provided notice to exercise an early termination option, we were able to negotiate an extension of this lease by lowering the contract rental rate to current the market level. In addition, we signed a new five-year lease at 47320 Kato Road with TCI International for a five-year term. We also were successful in extending the Gaiam lease at 360 Interlocken Boulevard through May 2008.

While the portfolio currently enjoys a high occupancy level, we will face some near-term leasing issues that may negatively affect our operating performance. The lease for 100% of the Ohmeda Building expires in January 2005, and 360 Interlocken Boulevard is 79% leased. While these leasing challenges may impact performance, we will continue to work aggressively with existing and potential tenants in the respective markets in order to minimize the negative effects to the Partnership.

Our General Partners are currently reserving a portion of net proceeds from the sale of the Cort Building and operating cash flow in order to fund the re-leasing costs associated with the Alstom Power and Gaiam leases. Our General Partners anticipate that operating distributions may continue to be reserved or remain low in the near term in order to provide funding for the re-leasing costs related to 360 Interlocken Boulevard and the Ohmeda Building. As we move into 2005 and the details surrounding the extent of our capital requirements become more certain, our General Partners will further evaluate the availability of the remaining net proceeds from the sale of the Cort Building for distribution to the limited partners.

Through September 30, 2004, Class A Unit holders have received cumulative net operating cash flow distributions of approximately $14.0 million since inception, which equates to approximately 58% of the $23.9 million originally invested. Limited partners who have held Class B Units since inception have cumulatively received $7.20 per unit in allocated tax losses through December 31, 2003. Distributions have been made to investors holding Class B Units or to our General Partners.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	As mentioned previously, we have signed an extension of the lease with Alstom Power at the Alstom Power—Knoxville Building, with a new lease expiration date of October 31, 2014. While this lease extension includes some upfront costs and reduces the contract rent to current market levels, we avoided a significant vacancy in the Knoxville market, which is experiencing a 14% vacancy level;

•	360 Interlocken Boulevard is located in the Broomfield submarket of Denver, Colorado. The majority of this building is leased to Gaiam through May 2008, now that we have successfully extended this lease for three years. We recently signed a new lease for approximately 4,800 square feet with Culver Financial. We also continue to pursue tenants for the remaining vacancy at this property;

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008;

•	The Iomega Building, located in Ogden, Utah, outside Salt Lake City, is 100% leased through April 2009;

•	The Ohmeda Building is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expires in January 2005, and we are focused on lease negotiations for this asset;

•	The Cort Building was sold in September 2003, and net sale proceeds of approximately $1,818,000 have been allocated to the Partnership. Our General Partners have reviewed the capital costs anticipated for the Partnership and determined that approximately $1,035,000 of these proceeds can be distributed, which is scheduled for the fourth quarter 2004. The remaining $783,000 will be reserved to fund capital costs discussed previously; and

•	We have signed a new lease at 47320 Kato Road, located in Fremont, California, in the Silicon Valley area. TCI International was previously subleasing the building from Fairchild Technologies. We have now completed a direct lease with TCI, beginning in December 2004 and extending through November 2009.

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we move into the positioning-for-sale and disposition and liquidation phases, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

The office market has significant excess space. Vacancy levels are believed to have peaked. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe that office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space begin to significantly increase.

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

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $289,790 and $194,831 for the three months ended September 30, 2004 and 2003, respectively, and $790,597 and $768,113 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to (i) a reduction in depreciation expense due to changing the estimated weighted-average composite useful life for all buildings owned through the Joint Venture from 25 years to 40 years effective July 1, 2004, partially offset by (ii) decrease in operating income generated by Fund IX-X-XI-REIT Associates as a result of entering into lease amendments with the sole tenant of the Alstom Power-Knoxville Building and the majority tenant of 360 Interlocken Boulevard to extend their lease terms at the respective current prevailing market rates, which are less than the rates previously charged, and (iii) foregone operating income due to the September 2003 sale of the Cort Building.

We expect future equity in income of Joint Ventures to decrease as a result of entering into a lease for 100% of 47320 Kato Road effective December 1, 2004 through November 30, 2009 at the current prevailing market rate, which is less than the rate previously charged for this space.

Expenses of the Partnership

Our total expenses were $32,853 and $18,752 for the three months ended September 30, 2004 and 2003, respectively, and $135,089 and $100,769 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to increases in administrative salaries, accounting fees, legal fees, postage and delivery expense, and printing costs, all of which have occurred in association with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with rental revenues collected, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $1,131,000, as compared to approximately $1,319,000 for the nine months ended September 30, 2003. Distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Our General Partners have decided to reserve operating distributions to limited partners for the third quarter of 2004 in order to provide funding for the Partnership’s pro-rata share of leasing costs for 360 Interlocken Boulevard, the Alstom Power-Knoxville Building, and 47320 Kato Road.

Cash available for operating distributions is expected to remain low in the near term as we funds our pro-rata share of the leasing costs described above. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $30,000, as of September 30, 2004. During the remainder of 2004, our General Partners anticipate that we will fund our proportionate share of capital expenditures noted above.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding our proportionate share of the costs necessary to re-lease 100% of the Ohmeda Building upon the January 2005 expiration of the sole tenant’s lease. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily effected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all cash basis through joint ventures with affiliated Partnerships.

The Joint Ventures incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and respective Joint Venture partners on a pro-rata basis.

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

As of September 30, 2004, we have received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of September 30, 2004
				Amount	Purpose
Cort Building (sold 2003)	$5,563,403	32.7%	$1,818,114	$0		$0	$1,818,114

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $783,000 will be required to fund the costs anticipated in connection with re-leasing the Ohmeda Building, 360 Interlocken Boulevard, and 47320 Kato Road and an early lease renewal at the Alstom Power—Knoxville Building. Our General Partners anticipate distributing residual net sale proceeds of approximately $1,035,000 in the fourth quarter of 2004 to the limited partners of record as of September 30, 2004, which under the terms of the partnership agreement does not include limited partners acquiring their units after June 30, 2004.

(d)	Related-Party Transactions

We have entered into agreements with Wells Capital, the General Partner of Wells Partners and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 3 to our financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the partnership and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Ventures’ assets by class will be as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three and nine months ended September 30, 2004. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of September 30, 2004.

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

(g)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to the Partnership’s operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management and Wells Capital are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Ventures to find alternative service providers.

For the nine months ended September 30, 2004, WREF’s operating expenses exceeded operating revenues by approximately $11 million. During the first two quarters of 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, has reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of sales of affiliated investment products. The sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, was anticipated to be significantly less in 2004 than the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low in the beginning of its offering period.

For the three months ended September 30, 2004, on a consolidated basis, WREF’s operating revenues exceeded operating expenses by approximately $6 million. WREF is also expecting operating revenues to exceed operating expenses during the fourth quarter of 2004. WREF believes that the cash availability provided by both funds on hand and borrowing capacity through various credit facilities will be adequate to meet its obligations.

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

WELLS REAL ESTATE FUND X, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 12, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

November 12, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer
of Wells Capital, Inc.

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND X, L.P.

Exhibit No.	Description
10.1	Lease Agreement with Alstom Power, Inc. for the Alstom Power Building (previously filed with the Commission as Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund IX, L.P. for the period ending September 30, 2004, Commission File No. 0-22039, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002