Form 10-K
period 2004-12-31
WELLS REAL ESTATE FUND X L P
filed 2005-03-31
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 0-23719

WELLS REAL ESTATE FUND X, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2250093
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.     BUSINESS.

General

Wells Real Estate Fund X, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

Management believes that the Partnership typically operates through the following five key life cycle phases. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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

•	Disposition-and-liquidation phase

The period during which the Partnership sells its real estate investments, distributes net sale proceeds to the partners, liquidates, and terminates the Partnership.

The Partnership is operating in the holding phase of its life cycle. Accordingly, we will focus resources on managing the Partnership’s existing portfolio and locating suitable replacement tenants for vacant space as necessary.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2004.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership through investments in the joint ventures described in Item 2. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects that may include the General Partners and their affiliates. As a result, in connection with negotiating leases, the Partnership may be required to offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.     PROPERTIES.

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following affiliated joint ventures (the “Joint Ventures”) and properties:

			Leased % as of December 31,
Joint Venture	Joint Venture Partners	Properties	2004	2003	2002	2001	2000
The Fund IX, Fund X, Fund XI, and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(1)	1. Alstom Power – Knoxville Building A three-story office building located in Knoxville, Tennessee	100%	100%	100%	100%	100%
		2. 360 Interlocken Building A three-story office building located in Broomfield, Colorado	93%	70%	75%	100%	100%
		3. Avaya Building A one-story office building located in Oklahoma City, Oklahoma	100%	100%	100%	100%	100%
		4. Iomega Building A single-story warehouse and office building located in Ogden, Utah	100%	100%	100%	100%	100%
		5. Ohmeda Building A two-story office building located in Louisville, Colorado	100%	100%	100%	100%	100%
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture only owns interests in other joint ventures and does not own interests in any properties directly.
Wells/Orange County Associates (“Fund X-XI-REIT Associates – Orange County”)	• Fund X-XI Associates • Wells Operating Partnership, L.P.(1)	6. Cort Building(2) A one-story office and warehouse building located in Fountain Valley, California	—	—	100%	100%	100%
Wells/Fremont Associates (“Fund X-XI-REIT Associates – Fremont”)	• Fund X-XI Associates • Wells Operating Partnership, L.P.(1)	7. 47320 Kato Road (formerly known as the “Fairchild Building”) A two-story warehouse and office building located in Fremont, California	100%	100%	100%	100%	100%

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	This property was sold in September 2003.

Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

As of December 31, 2004, the lease expirations scheduled during the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration (1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2005(2)	1	106,750	$1,106,997	$536,783	23.1%	19.8%
2008(3)	2	93,345	1,273,618	617,577	20.2	22.8
2009(4)	2	166,674	1,066,108	347,999	36.0	19.1
2010(5)	1	2,910	59,655	28,927	0.6	1.1
2011(6)	1	4,832	106,304	51,547	1.0	1.9
2012(7)	1	4,364	96,008	46,554	0.9	1.7
2014(8)	1	84,404	1,872,081	907,772	18.2	33.6

	9	463,279	$5,580,771	$2,357,159	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the Joint Venture that owns the leased property.

(2)	Iomega lease (approximately 108,000 square feet).

(3)	Avaya lease (approximately 57,000 square feet) and GAIAM lease at 360 Interlocken Building (approximately 36,000 square feet).

(4)	TCI International, Inc. lease at 47320 Kato Road (approximately 58,000 square feet) and Iomega lease (approximately 108,000 square feet).

(5)	Casey Family Programs lease at the 360 Interlocken Building (approximately 3,000 square feet).

(6)	Culver Financial lease at the 360 Interlocken Building (approximately 5,000 square feet).

(7)	Lighthouse Financial lease at the 360 Interlocken Building (approximately 4,000 square feet).

(8)	Alstom Power lease (approximately 84,000 square feet).

The Joint Ventures and properties in which the Partnership owns an interest during the periods presented are further described below:

Fund IX-X-XI-REIT Associates

On March 20, 1997, the Partnership and Wells Real Estate Fund IX, L.P. entered into a joint venture known as Fund IX and Fund X Associates (“Fund IX-X Associates”), which was subsequently renamed as Fund IX-X-XI-REIT Associates upon the admission of Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. as joint venture partners, on June 11, 1998.

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

As of December 31, 2004, the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P., and Wells Operating Partnership, L.P. held equity interests of approximately 48%, 39%, 9%, and 4%, respectively, in the following properties based on their respective cumulative capital contributions to Fund IX-X-XI-REIT Associates:

Alstom Power – Knoxville Building

On March 20, 1997, Fund IX-X Associates began construction of the Alstom Power – Knoxville Building, a three-story office building comprised of approximately 84,400 rentable square feet located on a 5.62-acre tract of real property in Knoxville, Tennessee.

During 2004, Fund IX-X-XI-REIT Associates signed a lease extension with Alstom Power, Inc. (“Alstom Power”), through October 2014. While Alstom Power, the sole tenant of the Alstom Power – Knoxville Building, previously provided notice to exercise an early termination option, we were able to negotiate an extension of this lease by lowering the contract rental rate to the current market level. The lease allows for free rent during the first four months of the lease term. Thereafter, the annual base rent payable during the term is $1,392,666 for the first year and increases 3% on July 1 of each year through the remainder of the lease term.

360 Interlocken Building

On March 20, 1998 Fund IX-X Associates acquired the 360 Interlocken Building, a three-story multi-tenant office building containing approximately 52,000 rentable square feet located on a 5.1-acre tract of land in Broomfield, Colorado.

One major tenant, GAIAM, Inc. (“GAIAM”), currently, occupies approximately 36,000 square feet (or 70% of the building). In 2004, GAIAM signed a three-year lease extension through May 31, 2008. Beginning June 1, 2004, the annual base rent for the GAIAM lease is approximately $587,584 per year through May 31, 2006. Beginning on June 1, 2006, the annual base rent increases to $614,703 through May 31, 2007. Beginning on June 1, 2007, annual base rent increases to $650,862 through the term of the lease.

An additional 23% of the building is leased to three tenants: Culver Financial (4,832 square feet, expiring February 2011), Casey Family Programs (2,910 square feet, expiring May 2010), and Lighthouse Financial, LLC (4,364 square feet, expiring May 2012). Currently, Wells Management is actively pursuing prospective tenants to lease the vacant space at the 360 Interlocken Building, which encompasses approximately 7% of the premises.

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

Avaya, Inc. (“Avaya”) occupies the entire Avaya Building under the initial lease term of ten years, which commenced January 5, 1998 and expires January 31, 2008. The annual base rent payable is approximately $622,756 for the remainder of the lease term. The annual base rent payable for each extended term will be assessed at the respective currently prevailing market rental rates. In addition to base rent, Avaya is required to reimburse the landlord for insurance expenses. Avaya has the option to extend the initial term for two additional five-year periods.

Iomega Building

On July 1, 1998, the Partnership contributed the Iomega Building, a single-story warehouse and office building including approximately 108,250 rentable square feet located in Ogden, Utah to Fund IX-X-XI-REIT Associates. The building is 100% occupied by Iomega Corporation. On March 22, 1999, Fund IX-X-XI-REIT Associates purchased a four-acre tract of vacant land adjacent to the Iomega Building for a gross purchase price of $212,000. Wells Real Estate Fund IX, L.P. funded this acquisition and related land improvement costs and, accordingly, was credited with a capital contribution to Fund IX-X-XI-REIT Associates of $874,625. This site was developed into an additional parking and loading-dock area, including 400 new parking stalls and was completed on July 31, 1999.

Iomega Corporation has extended its lease term through April 30, 2009 and, in connection therewith, will pay annual base rent of approximately $589,368, plus an additional annual base rent of approximately $113,700 related to the parking lot area. The lease is an economic triple-net lease, whereby the terms require the tenant to pay for all operating expenses.

Ohmeda Building

On February 13, 1998, Fund IX-X Associates acquired the Ohmeda Building, a two-story office building with approximately 106,750 rentable square feet located on a 15-acre tract of land located in Louisville, Colorado.

Ohmeda, Inc. (“Ohmeda”) currently occupies 100% of the Ohmeda Building under a lease which was set to expire in January 2005. In December 2004, a three-month extension was signed, extending the lease through April 2005 at the current monthly base rent of approximately $92,250.

Fund X-XI Associates

On July 15, 1998, Fund X-XI Associates was formed for the purpose of owning and operating commercial properties. As of December 31, 2004, the Partnership and Wells Real Estate Fund XI, L.P. owned equity interests of approximately 58% and 42%, respectively, in Fund X-XI Associates based on their respective cumulative capital contributions thereto.

Fund X-XI-REIT Associates – Orange County

On July 27, 1998, Wells Operating Partnership, L.P. entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates, which acquired a 52,000-square-foot warehouse and office building, the Cort Building, located in Fountain Valley, California. On July 30, 1998, Fund X-XI Associates acquired Wells Development Corporation’s interest in Wells/Orange County Associates, at which time this joint venture became known as Fund X-XI-REIT Associates – Orange County.

Cort Building

On September 11, 2003, Fund X-XI-REIT Associates – Orange County sold the Cort Building to an unrelated third party for a gross sales price of $5,770,000. As a result of the sale, the Partnership received net sales proceeds of approximately $1,803,000 and was allocated a loss of approximately $124,000

Fund X-XI-REIT Associates – Fremont

On July 15, 1998, Wells Operating Partnership, L.P. entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates, which acquired a 58,424-square-foot, two-story manufacturing and office building, 47320 Kato Road, located in Fremont, California shortly thereafter. On October 8, 1998, Fund X-XI Associates acquired Wells Development Corporation’s interest in Wells/Fremont Associates, at which time this joint venture became known as Fund X-XI-REIT Associates – Fremont.

47320 Kato Road

47320 Kato Road is 100% leased to one tenant, TCI International, Inc., under a five-year lease term, which commenced on December 1, 2004 and expires on November 30, 2009. Under the lease, annual base rent of approximately $420,653 is payable through November 30, 2005. Beginning December 1, 2005, base rent will increase by approximately $14,022 annually through the end of the lease term.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings which arise in the ordinary course of its business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. In addition, no legal proceedings were terminated during the fourth quarter of 2004.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2005, 2,414,142 Class A Units and 298,750 Class B Units held by a total of 1,647 and 148 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units at their discretion.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2004, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2004, to be approximately $6.19 per Class A Unit and $9.73 per Class B Unit, based upon market conditions existing in early December 2004. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense which would be involved in obtaining appraisals for all of the Partnership’s properties.

The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. For example, as a result of the availability of conversion elections under the partnership agreement and the resulting complexities involved relating to the distribution methodology under the partnership agreement, each limited partnership unit of the Partnership potentially has its own unique characteristics as to distributions and value. These estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for the Partnership’s units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.

It should also be noted that once the Partnership begins the process of selling certain of its properties and that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $0.08 per Class A Unit and $1.85 per Class B Unit to its limited partners. These amounts are intended to represent the per unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per unit distribution.

Operating cash available for distribution to the limited partners is generally distributed on a quarterly basis. Under the partnership agreement, distributions from net cash from operations are allocated first to the limited partners holding Class A Units (and limited partners holding Class B Units that have elected a conversion right that allows them to share in the distribution rights of limited partners holding Class A Units) until they have received 10% of their adjusted capital contributions. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of cash distributions previously distributed to the limited partners. Any remaining cash available for distribution is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No operating distributions will be made to the limited partners holding Class B Units.

Operating cash distributions made to limited partners holding Class A Units during 2003 and 2004 are summarized below:

Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	General Partner
March 31, 2003	$452,942	$0.19	$0.00	$0.00
June 30, 2003	$412,032	$0.18	$0.00	$0.00
September 30, 2003	$504,549	$0.07	$0.14	$0.00
December 31, 2003	$430,714	$0.08	$0.10	$0.00
March 31, 2004	$402,277	$0.11	$0.06	$0.00
June 30, 2004	$268,365	$0.06	$0.05	$0.00
September 30, 2004	$0	$0.00	$0.00	$0.00
December 31, 2004	$119,182	$0.05	$0.00	$0.00

Fourth quarter 2004 operating distribution were accrued for accounting purposes in 2004 and paid to the Class A limited partners in February 2005. No operating cash distributions were paid to holders of Class B Units or the General Partners in 2004 or 2003.

ITEM 6.    SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the fiscal year ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively.

	2004	2003 (1)	2002	2001	2000
Total assets	$17,728,465	$18,931,114	$19,938,960	$20,738,735	$21,523,616
Equity in income of Joint Ventures	1,073,828	1,006,287	1,364,307	1,549,588	1,547,664
Net income	907,857	856,732	1,240,352	1,449,849	1,476,180
Net income (loss) allocated to Limited Partners:
Class A	357,097	856,732	1,977,552	2,264,351	2,292,724
Class B	550,760	0	(737,200)	(814,502)	(816,544)
Net income (loss) per weighted-average Limited Partner Unit:
Class A	$0.15	$0.36	$0.85	$0.99	$1.04
Class B	$1.72	$0.00	$(1.90)	$(1.88)	$(1.59)
Operating cash distributions per weighted-average Limited Partner Unit:
Class A
Investment income	$0.22	$0.52	$0.85	$0.98	$0.97
Return of capital	$0.11	$0.24	$0.00	$0.00	$0.00
Operating cash distributions per weighted-average Limited Partner Unit:
Class B
Investment income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of capital	$0.00	$0.00	$0.00	$0.00	$0.00
Net sale proceeds distributed per weighted-average Limited Partner Unit:
Class A	$0.20	$0.00	$0.00	$0.00	$0.00
Class B	$1.78	$0.00	$0.00	$0.00	$0.00

(1)	The comparability of the periods presented above is affected by the sale of the Cort Building in 2003 (See Item 2).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)    Overview

Portfolio Overview

The Partnership is in the holding phase of its life cycle. The Partnership originally owned interests in seven properties, but one property, the Cort Building, was sold in September 2003. At this time, our focus involves maintaining the current high occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our investors. While ongoing operations are the primary focus during this phase, we could complete strategic asset sales if the sales capitalize on short-term market or property characteristics and meet the overall objectives of the Partnership.

We are pleased to highlight a few significant events within the Partnership over the past year. We signed a lease extension at the Alstom Power – Knoxville Building through October 2014. We signed a new five-year lease at 47320 Kato Road with TCI International, Inc. We also were successful in extending the GAIAM lease at the 360 Interlocken Building through May 2008, and we recently signed two new leases that will increase the building occupancy to 93% in the first quarter 2005. Lastly, we made the first distribution of net sale proceeds to limited partners in November 2004, totaling approximately $1,035,000, from the sale of the Cort Building.

While the portfolio enjoys a high occupancy level currently, we do face some near-term leasing issues that may negatively affect our operating performance. The sole tenant of the Ohmeda Building’s lease expires in April 2005, and we have the remaining vacant space to lease at the 360 Interlocken Building. While these leasing challenges may impact performance, we are working aggressively with existing and potential tenants in these markets to minimize any negative effects to the extent possible.

The fourth quarter 2004 operating distributions to the Class A unit holders were 2.0% annualized, an increase from the prior quarter. The distribution rate has remained low, primarily as a result of the level of re-leasing costs associated with the Alstom Power lease. The General Partners anticipate that operating distributions may continue to be reserved or remain low in the near term, given the anticipated capital for re-leasing the Ohmeda Building and the remaining vacancy at the 360 Interlocken Building in 2005. Once the details surrounding the extent of the capital requirements become known, the General Partners will evaluate if distributions of the remaining net sale proceeds from the Cort Building sale are appropriate.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	As mentioned previously, we have signed an extension of the lease with Alstom Power, with a new lease expiration date of October 31, 2014. While this lease extension includes some upfront costs and reduces the contract rent to current market levels, we avoided a significant vacancy in the Knoxville market, which is experiencing a 14% vacancy level. Now that the lease extension has been finalized, we are marketing this asset for sale.

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008.

•	The Cort Building was sold in September 2003; the Partnership received net sale proceeds of approximately $1,818,000. In November 2004, we distributed approximately $1,035,000 of these proceeds to the limited partners. As set forth above, the remaining approximate $783,000 is being reserved to fund capital costs discussed previously.

•	We have signed a new lease at 47320 Kato Road, located in Fremont, California, in the Silicon Valley area. TCI International, Inc. was previously subleasing the building from Fairchild Technologies. We have now completed a direct lease with TCI International, Inc., beginning in December 2004 and extending through November 2009.

•	The 360 Interlocken Building is located in the Broomfield submarket of Denver, Colorado. The majority of this building is leased to GAIAM through May 2008, now that we have successfully extended its lease for three years. We recently signed two new leases that will increase the building occupancy to 93% in the first quarter 2005. We also continue to pursue tenants for the remaining vacancy at this property.

•	The Iomega Building, located in Ogden, Utah, outside Salt Lake City, is 100% leased through April 2009.

•	The Ohmeda Building is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expires in April 2005, and we are focused on lease negotiations for this asset.

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

Management believes that the U.S. economy is continuing on the path of slow, but steady recovery. Job growth is improving, with 2.2 million jobs created in 2004, and with another 2.4 to 2.8 million projected to be added in 2005. Gross Domestic Product growth and renewed business confidence are fueling the job growth. However, uncertainty still exists in the economy, primarily due to high oil prices, the war in Iraq, the trade deficit, and other global issues.

The U.S. office real estate market has begun to show modest improvement. The strength of the overall economy is having a positive impact on office real estate fundamentals. Positive absorption of office space combined with a decline in new construction has contributed to the increase in office occupancy rates for three consecutive quarters. Although occupancy rates have increased, management does not expect that they will rise by more than 200 basis points annually. As a result, management anticipates that it could be a minimum of two to three years before vacancy rates reach the equilibrium level of ten to twelve percent. Average asking rates stabilized in the second half of 2004. Management believes that renewed employment growth should benefit the office market; however, the uncertainty that still exists in the economy is causing many firms to continue to be more cautious with their investment and hiring decisions. Importantly, management believes the pace and strength of the recovery for office real estate will vary by market. Market conditions vary widely by geographical region, metropolitan area, submarket, and property.

The real estate capital transaction market continues to be very active. Capitalization rates (“cap rates”) have continued to decline in spite of the fact that the Federal Reserve (the “Fed”) increased the Federal Funds Rate five times in 2004. Management believes that the decline in cap rates is predominately driven by increased capital flows into real estate. The spread between average cap rates and 10-year U.S. Treasuries narrowed in 2004; however, this was primarily due to a drop in cap rates rather than a rise in 10-year U.S. Treasuries. In management’s opinion, absent a significant move in interest rates or a significant decrease in the number of parties interested in acquiring real estate, cap rates are not expected to significantly increase from their current levels in 2005.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

(b)    Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $1,073,828, $1,006,287, and $1,364,307 for the years ended December 31, 2004, 2003, and 2002, respectively. The 2004 increase is primarily attributable to a reduction in depreciation expense due to changing the estimated weighted-average composite useful life for all buildings owned through the Joint Venture from 25 years to 40 years effective July 1, 2004, partially offset by (i) a decrease in operating income generated by Fund IX-X-XI-REIT Associates as a result of entering into lease amendments with the sole tenant of the Alstom Power – Knoxville Building and the majority tenant of the 360 Interlocken Building, to extend their lease terms at the respective current prevailing market rates, which are less than the rates previously charged; (ii) a decrease in operating income generated by Fund X-XI-REIT Associates-Fremont as a result of entering into lease with TCI International, Inc., at current market rate, which is less than the rate charged to the previous tenant; and (iii) foregone operating income due to the September 2003 sale of the Cort Building.

Equity in income of Joint Ventures decreased in 2003, as compared to 2002, can be attributed to a decline in operating income, as a result of: (i) the gradual 30% decline in occupancy of the 360 Interlocken Building owned by Fund IX-X-XI-REIT Associates over the fifteen months beginning April 1, 2002; (ii) the write-off of unrealizable receivables in 2003 due from the sole tenant of the Iomega Building which is also owned by Fund IX-X-XI-REIT Associates; and (iii) the loss recognized and forgone future operating revenues related to the September 2003 sale of the Cort Building by Fund X-XI-REIT Associates-Orange County.

We expect future equity in income of Joint Ventures to decrease as a result of entering into leases with the sole tenant of the Alstom Power-Knoxville Building and 47320 Kato Road, and majority tenant at the 360 Interlocken Building at the current prevailing market rate, which was less than the rate previously charged for this space, as well as the upcoming April lease expiration with the sole tenant of the Ohmeda Building.

Expenses of the Partnership

Our total expenses were $184,794, $151,060, and $126,965 for the years ended December 31, 2004, 2003, and 2002, respectively. The increases are primarily attributable to increases in administrative salaries, accounting fees, legal fees, postage and delivery expense, and printing costs, all of which have occurred in association with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis.

(c)    Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with operating cash flows, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the year ended December 31, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $1,185,000, as compared to approximately $1,743,000 for the year ended December 31, 2003 and $2,139,000 for the year ended December 31, 2002. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Our General Partners have decided to pay operating distributions to limited partners for the fourth quarter of 2004 of approximately $119,182.

Operating distributions from the Joint Ventures have declined primarily as a result of (i) absorbing rent abatements for the Alstom Power – Knoxville Building and the 360 Interlocken Building in 2004; (ii) funding leasing costs and capital expenditures at the Alstom Power – Knoxville Building, the 360 Interlocken Building, and 47320 Kato Road; and (iii) forgone operating cash flows as a result of the September 2003 sale of the Cort Building. Future operating distributions are expected to remain low or be reserved in order to fund the Partnership’s pro-rata share of anticipated leasing costs for the Ohmeda Building and the 360 Interlocken Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $163,000, as of December 31, 2004. During 2005, our General Partners anticipate that we will fund its proportionate share of capital expenditures noted above.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. The Partnership and respective Joint Venture partners will fund any capital or other expenditures not provided for by the operations of the Joint Ventures, on a pro-rata basis.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of December 31, 2004, we have received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of December 31, 2004
				Amount	Purpose
Cort Building (sold 2003)	$5,563,403	32.7%	$1,818,114	$0		$1,035,000	$783,114

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $783,000 will be required to fund the costs anticipated in connection with re-leasing the Ohmeda Building and the 360 Interlocken Building.

(d)    Contingencies

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo F. Wells, III, our General Partner, Wells Capital, the corporate general partner of our other General partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of

Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

(e)	Related-Party Transactions

Management and Leasing Fees and Administration Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management, the management and leasing of the Partnership’s properties; administrative services for the Partnership, relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions,” for a description of these fees and expense reimbursements incurred by the Partnership during the year ended December 31, 2004.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

(f)	Inflation

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

(g)	Application of Critical Accounting Policies

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

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, the Joint Ventures changed their estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Ventures extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $136,000 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice. This change has no impact on the amount of depreciation allocated to the limited partners for federal income tax purposes.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of December 31, 2004.

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

(h)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to our operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management, Wells Capital, and WIS are owned and controlled by and comprise substantially all of the operations of Wells Real Estate Funds, Inc. (“WREF”). Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF is to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Ventures to find alternative service providers.

For the six months ended December 31, 2004, operating revenues for WREF on a consolidated basis exceeded operating expenses by approximately $5.8 million, and WREF is also expecting revenues to exceed expenses during 2005. For the year ended December 31, 2004, operating expenses for WREF exceeded operating revenues by $11.6 million. During 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services, and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of gross investment proceeds raised by the sale of securities issued by affiliated investment products. Gross offering proceeds from the sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, were anticipated to be significantly less in 2004 than offering proceeds from the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low during the beginning of its offering period.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations.

(i)	Subsequent Events

On March 15, 2005, Fund IX-X-XI-REIT Associates sold the Alstom Power-Knoxville Building to an unrelated third party for a gross sale price of $12,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $5.7 million and recognized a gain of approximately $2.5 million. The gain recognized from the sale of the Alstom Power-Knoxville Building may be adjusted as additional information becomes available in subsequent periods.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent registered public accountants during the years ended December 31, 2004 or 2003.

ITEM 9A.    CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

For the quarter ended December 31, 2004, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 61, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is the corporate general partner of our other General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, WIS, and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to engage in selling efforts and other nonprincipal activities on behalf of WIS.

On or about November 24, 2004, a putative class action complaint, the Hendry Action, was filed by four individuals against Wells Capital and Mr. Wells, the general partners of Wells Real Estate Fund I, Wells Real Estate Fund I, Wells Management, and WIS, an affiliate of the General Partners. See Part I, Item 7 for additional information regarding the Hendry Action.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff of Wells Capital. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since the Partnership and General Partners do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

As of December 31, 2004, the Partnership has not made payments directly to the General Partners. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner owns beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2005.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	110.036 Units (a)	Less than 1%

(a)	Leo F. Wells, III owns 110.036 Class A Units through an Individual Retirement Account.

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to the General Partners and their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash flow from operations or net sales proceeds for the year ended December 31, 2004.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. The Partnership’s share of management and leasing fees and lease acquisition cost incurred through the Joint Ventures were $117,505, $142,944, and $151,665 for the years ended December 31, 2004, 2003, and 2002, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2004.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. During 2004, 2003, and 2002, the Partnership reimbursed $84,837, $49,558, and $41,555, respectively, to Wells Capital and Wells Management for these services. As of December 31, 2004 and 2003, administrative reimbursements of $3,014 and $0 are included in due to affiliates in the accompanying balance sheets, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2004 and 2003, bill-backs of $1,500 and $0 are included in due to affiliates in the accompanying balance sheets, respectively.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Registered Public Accountants

During the year ended December 31, 2004, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accountants and provided certain tax and other services. Ernst & Young has served as our independent registered public accountants since July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2004 and 2003 are set forth in the table below.

	2004	2003
Audit Fees	$24,437	$21,262
Audit-Related Fees	0	0
Tax Fees	7,135	1,350
All Other Fees	0	0

Total	$31,572	$22,612

(1)	A portion of the Audit Fees is allocated to the Joint Ventures in which the Partnership invests.

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent registered public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The financial statements are contained on pages F-2 through F-38 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c) See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

March 30, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer,
and Sole Director of Wells Capital, Inc.

March 30, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer
of Wells Capital, Inc.

EXHIBIT INDEX

TO

2004 FORM 10-K

OF

WELLS REAL ESTATE FUND X, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund X, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund X, L.P. (Exhibit 3(b) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(a)

Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund X, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate

Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(b)	Management Agreement between Wells Real Estate Fund X, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(c)

Custodial Agency Agreement between Wells Real Estate Fund X, L.P. and The Bank of New York

(Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(d)	Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(e)	Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(f)	Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(g)	Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

Exhibit Number		Description of Document

*10	(h)

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

Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 33-32099)

*10	(t)

Joint Venture Agreement of Fund X and Fund XI Associates dated July 15, 1998 (Exhibit 10.18 to

Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(u)	Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit 10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(v)	Lease Agreement for the Fairchild Building dated September 19, 1997 between the Fremont Joint Venture (as successor in interest by assignment) and Fairchild Technologies USA, Inc. (Exhibit 10.20 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(w)

First Amendment to Joint Venture Agreement of Wells/Fremont Associates dated October 8, 1998

(Exhibit 10(w) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10	(x)	Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated June 12, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.21 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(y)	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated July 16, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.22 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(z)	Joint Venture Agreement of Wells/Orange County Associates (the “Cort Joint Venture”) dated July 27, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.25 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(aa)

Agreement for the Purchase and Sale of Joint Venture Interest relating to the Cort Joint Venture dated

July 30, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit 10.26 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

Exhibit Number		Description of Document

*10	(bb)	First Amendment to Joint Venture Agreement of Wells/Orange County Associates dated September 1, 1998 (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10	(cc)	Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(dd)	Purchase and Sale Agreement relating to the sale of the Cort Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2003, Commission File No. 0-23719)

*10	(ee)	Fourth Amendment to Lease Agreement with Alstom Power, Inc. for the Alstom Power – Knoxville Building (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2004, Commission File No. 0-22039)

*10	(ff)	Lease Agreement for the 360 Interlocken Building with GAIAM, Inc. (Exhibit 10(qq) to Form 10-K of Wells Real Estate Fund IX, L.P. for the year ended December 31, 2004, Commission File No. 0-22039)

10	(gg)	Lease Agreement for the 47320 Kato Road Building with TCI International, Inc.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WELLS REAL ESTATE FUND X, L.P.

TABLE OF CONTENTS

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund X, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund X, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund X, L.P. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Investment in joint ventures (Note 4)	$16,477,756	$16,642,806
Cash and cash equivalents	857,860	1,809,328
Due from joint ventures	392,849	478,980

Total assets	$17,728,465	$18,931,114

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$39,068	$17,732
Partnership distributions payable	119,182	430,713
Due to affiliates	4,514	0

Total liabilities	162,764	448,445

Commitments and contingencies (Note 10)

Partners’ Capital:
Limited partners:
Class A – 2,407,142 units and 2,376,350 units issued and outstanding as of December 31, 2004 and 2003, respectively	17,565,701	18,482,669
Class B – 305,749 units and 336,541 units issued and outstanding as of December 31, 2004 and 2003, respectively	0	0
General partners	0	0

Total partners’ capital	17,565,701	18,482,669

Total liabilities and partners’ capital	$17,728,465	$18,931,114

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
EQUITY IN INCOME OF JOINT VENTURES (Note 4)	$1,073,828	$1,006,287	$1,364,307

EXPENSES:
Partnership administration	141,489	122,175	104,906
Legal and accounting	41,008	18,766	14,687
Computer costs	2,297	10,119	7,372

Total expenses	184,794	151,060	126,965

INTEREST AND OTHER INCOME	18,823	1,505	3,010

NET INCOME	$907,857	$856,732	$1,240,352

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$357,097	$856,732	$1,977,552

CLASS B	$550,760	$0	$(737,200)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.15	$0.36	$0.85

CLASS B	$1.72	$0.00	$(1.90)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,391,723	2,360,734	2,324,249

CLASS B	321,168	352,158	386,735

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2001	2,316,618	$19,132,021	396,273	$1,031,391	$0	$20,163,412

Class B conversion elections	11,396	294,191	(11,396)	(294,191)	0	0
Net income (loss)	0	1,977,552	0	(737,200)	0	1,240,352
Distributions of operating cash flow ($0.85 per Class A Unit)	0	(1,977,234)	0	0	0	(1,977,234)

BALANCE, December 31, 2002	2,328,014	19,426,530	384,877	0	0	19,426,530

Class B conversion elections	48,336	0	(48,336)	0	0	0
Net income	0	856,732	0	0	0	856,732
Distributions of operating cash flow ($0.76 per Class A Unit)	0	(1,800,593)	0	0	0	(1,800,593)

BALANCE, December 31, 2003	2,376,350	18,482,669	336,541	0	0	18,482,669

Class A conversion elections	(2,500)	(19,327)	2,500	19,327	0	0
Class B conversion elections	33,292	0	(33,292)	0	0	0
Net income	0	357,097	0	550,760	0	907,857
Distributions of operating cash flow ($0.33 per Class A Unit)	0	(789,825)	0	0	0	(789,825)
Distributions of net sales proceeds ($0.20 and $1.78 per Class A Unit and class B Unit, respectively)	0	(464,913)	0	(570,087)	0	(1,035,000)

BALANCE, December 31, 2004	2,407,142	$17,565,701	305,749	$0	$0	$17,565,701

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$907,857	$856,732	$1,240,352
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Joint Ventures	(1,073,828)	(1,006,287)	(1,364,307)
Operating distributions received from Joint Ventures	1,325,009	1,892,429	2,255,767
Changes in assets and liabilities:
Accounts payable and accrued expenses	21,336	6	7,081
Due to affiliates	4,514	0	0

Total adjustments	277,031	886,148	898,541

Net cash provided by operating activities	1,184,888	1,742,880	2,138,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales proceeds received from Joint Ventures	0	1,818,114	0
Investment in joint ventures	0	(40,154)	(140,000)

Net cash provided by (used in) investing activities	0	1,777,960	(140,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sales proceeds distributions paid to limited partners	(1,035,000)	0	0
Distributions paid to limited partners in excess of accumulated earnings	(767,252)	(377,330)	0
Distributions paid to limited partners from accumulated earnings	(334,104)	(1,487,254)	(2,047,208)

Net cash used in financing activities	(2,136,356)	(1,864,584)	(2,047,208)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(951,468)	1,656,256	(48,315)

CASH AND CASH EQUIVALENTS, beginning of year	1,809,328	153,072	201,387

CASH AND CASH EQUIVALENTS, end of year	$857,860	$1,809,328	$153,072

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from joint ventures	$392,849	$478,980	$368,624

Deferred project costs contributed to joint ventures	$0	$0	$3,154

Partnership distributions payable	$119,182	$430,713	$494,704

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund X, L.P. (the “Partnership”) is a public limited partnership organized on June 20, 1996 under the laws of the state of Georgia with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. Upon subscription for units, each limited partner must elect whether to have its units treated as Class A Units or Class B Units. Thereafter, limited partners have the right to change their prior election to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) dissolve the Partnership; and (e) approve a sale of all or substantially all of the Partnership’s assets, subject to certain limitations. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On December 31, 1996, the Partnership commenced an offering of up to $35,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on February 4, 1997. The offering was terminated on December 30, 1997, at which time the Partnership had sold approximately 2,116,099 Class A Units and 596,792 Class B Units representing capital contributions of $27,128,912.

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(1)

1. Alstom Power – Knoxville Building

A three-story office building located in Knoxville, Tennessee

2. 360 Interlocken Building

A three-story office building located in Boulder, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Utah

5. Ohmeda Building

A two-story office building located in Louisville, Colorado

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture only owns interests in other joint ventures and does not own any properties directly.
Wells/Orange County Associates (“Fund X-XI-REIT Associates-Orange County”)	• Fund X and XI Associates • Wells Operating Partnership, L.P.(1)	6. Cort Building(2) A one-story office and warehouse building located in Fountain Valley, California
Wells/Fremont Associates (“Fund X-XI-REIT Associates-Fremont”)	• Fund X and XI Associates • Wells Operating Partnership, L.P.(1)	7. 47320 Kato Road (formerly known as the “Fairchild Building”) A two-story warehouse and office building located in Fremont, California

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	This property was sold in September 2003.

Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, the Joint Ventures changed their estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Ventures extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $136,000 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to the limited partners holding Class A Units until they have received a 10% per annum return on their respective net capital contributions, as defined. Then distributions are paid to the General Partners until they have received 10% of the total amount distributed to date. Any remaining cash from operations is split 90% to the limit d partners holding Class A Units and 10% to the General Partners. No cash distributions will be made to the limited partners holding Class B Units.

Distribution of Sales Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than the original property purchase price, to the limited partners holding Class A Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Class B Units until such limited partners have received an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

Allocation of Net Income, Net Loss, and Gain on Sale

For purposes of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A Units and 1% to the General Partners.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Due from Joint Ventures

Due from Joint Ventures at December 31, 2004 and 2003 represents the Partnership’s share of operating cash to be distributed from the Joint Ventures for the fourth quarter of 2004 and 2003, respectively:

	2004	2003
Fund IX-X-XI-REIT Associates	$363,697	$453,448
Fund X-XI Associates	29,152	25,532

	$392,849	$478,980

(b)	Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for asset management and the management and leasing of the Partnership’s properties, the joint ventures pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition cost incurred through the Joint Ventures are $117,505, $142,944, and $151,665 for the years ended December 31, 2004, 2003, and 2002, respectively.

(c)	Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2004, 2003, and 2002, we reimbursed $84,837, $49,558, and $41,555, respectively, to Wells Capital and Wells Management for these services. As of December 31, 2004 and 2003, administrative reimbursements of $3,014 and $0 are included in due to affiliates in the accompanying balance sheets, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2004 and 2003, bill-backs of $1,500 and $0 are included in due to affiliates in the accompanying balance sheets, respectively.

(d)	Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	INVESTMENT IN JOINT VENTURES

Fund IX-X-XI-REIT Associates

In March 1997, the Partnership entered into a joint venture agreement with Wells Real Estate Fund IX, L.P. to form Fund IX and Fund X Associates (“Fund IX-X Associates”) for the purpose of acquiring, developing, operating, and selling real properties. Wells Real Estate Fund IX, L.P. contributed a 5.62-acre tract of real property in Knoxville, Tennessee to Fund IX-X Associates on which an 84,404-square-foot, three-story office building, the Alstom Power – Knoxville Building, was constructed and commenced operations at the end of 1997. On February 13, 1998, Fund IX-X Associates purchased a two-story office building, the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, Fund IX-X Associates purchased a three-story office building, the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX-X Associates was amended and restated as Fund IX-X-XI-REIT Associates upon the admission of Wells Real Estate Fund XI, L.P. and Wells OP to the joint venture. On June 24, 1998, Fund IX-X-XI-REIT Associates purchased a one-story office building, the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, the Partnership purchased a one-story office and warehouse building, the Iomega Building, in Ogden, Utah. On July 1, 1998, the Partnership contributed the Iomega Building to Fund IX-X-XI-REIT Associates.

Fund X-XI Associates

Fund X-XI Associates was formed on July 15, 1998 for the purposes of acquiring, developing, operating, and selling real properties. During the periods presented, Fund X-XI Associates owned interests in the Cort Building and the 47320 Kato Road through its interests in Fund X-XI-REIT Associates – Orange County and Fund X-XI-REIT Associates – Fremont, respectively, as further described below.

Fund X-XI-REIT Associates – Orange County

In July 1998, Wells Operating Partnership, L.P. entered into a joint venture agreement with Wells Development Corporation referred to as Wells/Orange County Associates, which developed a 52,000-square-foot warehouse and office building, the Cort Building, located in Fountain Valley, California, shortly thereafter. On July 30, 1998, Fund X- XI Associates acquired Wells Development Corporation’s interest in Wells/Orange County Associates, at which time this joint venture became known as Fund X-XI-REIT Associates – Orange County. On September 11, 2003, Fund X-XI-REIT

Associates – Orange County sold the Cort Building to an unrelated third party for a gross sales price of $5,770,000. As a result of this sale, net proceeds of approximately $1,818,000 and loss of approximately $124,000 were allocated to the Partnership.

Fund X-XI-REIT Associates – Fremont

In July 1998, Wells Operating Partnership, L.P. entered into a joint venture agreement with Wells Development Corporation referred to as Wells/Fremont Associates, which developed a 58,424-square-foot, two-story manufacturing and office buildings, 47320 Kato Road, located in Fremont, California, shortly thereafter. On October 8, 1998, Fund X-XI Associates acquired Wells Development Corporation’s interest in Wells/Fremont Associates, at which time this joint venture became known as Fund X-XI-REIT Associates – Fremont.

The Partnership’s investment and approximate ownership percentages in the Joint Ventures at December 31, 2004 and 2003 are presented below:

	2004		2003
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund IX-X-XI-REIT Associates	$15,487,048	48%	$15,601,794	48%
Fund X-XI Associates	990,708	58%	1,041,012	58%

	$16,477,756		$16,642,806

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2004 and 2003 are presented below:

	2004	2003
Investment in Joint Ventures, beginning of year	$16,642,806	$19,414,110
Equity in income of Joint Ventures	1,073,828	1,006,287
Contributions to Joint Ventures	0	43,308
Distributions from Joint Ventures	(1,238,878)	(3,820,899)

Investment in Joint Ventures, end of year	$16,477,756	$16,642,806

Condensed financial information for the Joint Ventures in which the Partnership held an interest as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003, and 2002 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Fund IX-X-XI-REIT Associates	$33,591,791	$33,880,423	$1,653,981	$1,705,982	$31,937,810	$32,174,441
Fund X-XI Associates	1,745,326	1,838,644	37,568	44,010	1,707,758	1,794,634

	$35,337,117	$35,719,067	$1,691,549	$1,749,992	$33,645,568	$33,969,075

	Total Revenues			Net Income
	For The Years Ended December 31,			For The Years Ended December 31,
	2004	2003	2002	2004		2003	2002
Fund IX-X-XI-REIT Associates	$5,084,215	$5,212,392	$5,485,937	$2,083,172	(1)	$1,922,495	$2,302,966
Fund X-XI Associates	0	0	0	109,754		127,635	431,094

	$5,084,215	$5,212,392	$5,485,937	$2,192,926		$2,050,130	$2,734,060

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for the year ended December 31, 2004 of approximately $263,964 for Fund IX-X-XI-REIT Associates. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Condensed financial information for the joint ventures in which the Partnership held an interest through its interest in Fund X-XI Associates as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Fund X-XI-REIT Associates – Orange County	$0	$40,082	$0	$(9,031)	$0	$49,113
Fund X-XI-REIT Associates – Fremont	7,776,806	8,075,929	185,371	221,543	7,591,435	7,854,386

	$7,776,806	$8,116,011	$185,371	$212,512	$7,591,435	$7,903,499

	Total Revenues For The Years Ended December 31,			Income (Loss) From Continuing Operations For The Years Ended December 31,			Income (Loss) From Discontinued Operations For The Years Ended December 31,				Net Income (Loss) For The Years Ended December 31,
	2004	2003	2002	2004	2003	2002	2004	2003		2002	2004		2003	2002
Fund X-XI-REIT Associates - Orange County	$0	$0	$0	$(7,573)	$(7,866)	$0	$(18,944)	$(22,433	)(1)	$542,398	$(26,517)		$14,567	$542,398
Fund X-XI-REIT Associates - Fremont	880,778	902,639	905,615	556,594	548,993	558,082	0	0		0	556,594	(2)	548,993	558,082

	$880,778	$902,639	$905,615	$549,021	$541,127	$558,082	$(18,944)	$(22,433)		$542,398	$530,077		$563,560	$1,100,480

(1)	Includes a loss of $378,657 recognized on the sale of the Cort Building, of which $123,745 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(2)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the twelve months ended December 31, 2004 of approximately $62,984 for Fund X-XI-REIT Associates—Fremont. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

5.	PER UNIT AMOUNTS

Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying financial statements, will vary from the per unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Class A Units and Class B Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions and cumulative earnings allocations as a result of, among other things, the ability of unit holders to elect to be treated as Class A Units or Class B Units, or to change their prior elections, on a quarterly basis.

For the reasons mentioned above, distributions of net sale proceeds per unit also vary among individual unit holders. Distributions of net sale proceeds have been calculated at the investor level pursuant to the partnership agreement and allocated between the Class A and Class B limited partners in the period paid. Accordingly, distributions of net sale proceeds per unit, as presented in the accompanying financial statements, vary from the per unit amounts attributable to the individual investors.

6.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Financial statement net income	$907,857	$856,732	$1,240,352
Increase (decrease) in net income resulting from:
Meals & entertainment	0	0	351
Penalties	0	0	3,191
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	473
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	164,339 (1)	299,190	321,015
Amortization expense for income tax purposes in excess of amounts for financial reporting purposes	0	0	(18,897)
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(161,531)	141,939	(71,123)
Expenses capitalized for income tax purposes, deducted for financial reporting purposes	0	(8,475)	2,035
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	0	(100,607)	0
Other	(14,564)	0	0

Income tax basis net income	$896,574	$1,188,779	$1,476,924

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which Tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Financial statement partners’ capital	$17,565,701	$18,482,669	$19,426,530
Increase (decrease) in partners’ capital resulting from:
Meals & entertainment	351	351	351
Penalties	3,191	3,191	3,191
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	473	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	2,077,293	1,912,954	1,613,764
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(374,881)	(213,350)	(355,289)
Syndication costs	4,038,088	4,038,088	4,038,088
Amortization expense for income tax purposes in excess of amounts for financial reporting purposes	(94,486)	(94,486)	(94,486)
Accumulated expenses deducted for financial reporting purposes, capitalized for income tax purposes	104,762	104,762	113,237
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	(100,607)	(100,607)	0
Partnership’s distributions payable	119,182	430,713	494,703
Other	(14,564)	0	0

Income tax basis partners’ capital	$23,324,503	$24,564,285	$25,240,089

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003:

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$273,809	$226,998	$289,790	$283,230
Interest and other income	4,018	4,022	4,381	6,402
Net income	248,897	157,715	261,318	239,927
Net income allocated to limited partners:
Class A	$248,897	$157,715	$261,318	$(310,833)
Class B	$0	$0	$0	$550,760
Net income (loss) per weighted-average limited partner unit:
Class A	$0.09	$0.07	$0.11	($0.12)
Class B	$0.00	$0.00	$0.00	$1.72
Distribution of operating cash per weighted-average limited partner unit:
Class A(a)	$0.17	$0.11	$0.00	$0.05
Class B	$0.00	$0.00	$0.00	$0.00
Distribution of NSP per weighted-average limited partner unit:
Class A	$0.00	$0.00	$0.00	$0.20
Class B	$0.00	$0.00	$0.00	$1.78

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$273,656	$299,626	$194,831	$238,174
Interest and other income	583	0	0	922
Net income	243,119	248,725	176,079	188,809
Net income allocated to limited partners:
Class A	$243,119	$248,725	$176,079	$188,809
Class B	$0	$0	$0	$0
Net income per weighted-average limited partner unit:
Class A	$0.10	$0.11	$0.07	$0.08
Class B	$0.00	$0.00	$0.00	$0.00
Distribution per weighted-average limited partner unit:
Class A	$0.19	$0.18	$0.21	$0.18
Class B	$0.00	$0.00	$0.00	$0.00

(a)	The sum of the four quarterly amounts does not equal the respective annual amount presented in the accompanying financial statements due to rounding.

8.	PARTNERSHIP ADMINISTRATION AND LEGAL AND ACCOUNTING COSTS

Partnership administration and legal and accounting costs for the years ended December 31, 2004, 2003 and 2002 are comprised of the following items:

	2004	2003	2002
Salary reimbursements	$84,837	$49,558	$41,555
Taxes and licensing fees	30,270	48,189	38,405
Independent accounting fees	26,869	15,647	12,200
Printing expenses	19,070	12,232	9,735
Postage and delivery expenses	11,618	5,449	6,253
Other professional fees	1,771	5,301	8,548
Legal fees	14,139	3,119	2,487
Bank service charge	469	1,446	0
Life insurance	559	0	319
Computer costs	2,297	10,119	7,372
Other	(7,105)	0	91

Total partnership administration and legal and accounting costs	$184,794	$151,060	$126,965

9.	AMERICAN JOBS CREATION ACT OF 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

10.	COMMITMENTS AND CONTINGENCIES

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo F. Wells, III, our General Partner, Wells Capital, the corporate general partner of our other General partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs, and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

11.	SUBSEQUENT EVENTS

On March 15, 2005, Fund IX-X-XI-REIT Associates sold the Alstom Power-Knoxville Building to an unrelated third party for a gross sale price of $12,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $5.7 million and recognized a gain of approximately $2.5 million. The gain recognized from the sale of the Alstom Power-Knoxville Building may be adjusted as additional information becomes available in subsequent periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheets of The Fund IX, Fund X, Fund XI and REIT Joint Venture as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Real estate assets, at cost:
Land	$6,698,020	$6,698,020
Building and improvements, less accumulated depreciation of $9,662,126 and $8,484,278 at December 31, 2004 and 2003, respectively	23,891,461	24,760,732

Total real estate assets, net	30,589,481	31,458,752

Cash and cash equivalents	1,153,824	1,510,487
Accounts receivable, net	962,419	571,599
Other assets, net	886,067	339,585

Total assets	$33,591,791	$33,880,423

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and refundable security deposits	$910,246	$626,543
Partnership distributions payable	613,418	935,112
Due to affiliates	5,748	0
Deferred rent	124,569	144,327

Total liabilities	1,653,981	1,705,982
Partners’ capital:
Wells Real Estate Fund IX, L.P.	12,465,512	12,557,869
Wells Real Estate Fund X, L.P.	15,487,047	15,601,793
Wells Real Estate Fund XI, L.P.	2,806,837	2,827,634
Wells Operating Partnership, L.P.	1,178,414	1,187,145

Total partners’ capital	31,937,810	32,174,441

Total liabilities and partners’ capital	$33,591,791	$33,880,423

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
REVENUES:
Rental income	$4,330,704	$4,052,299	$4,308,536
Tenant reimbursements	631,086	1,038,513	1,048,910
Interest and other income	122,425	121,580	128,491

Total revenues	5,084,215	5,212,392	5,485,937

EXPENSES:
Operating costs	1,279,668	1,304,654	1,282,075
Depreciation	1,177,848	1,438,897	1,425,637
Management and leasing fees	368,499	370,457	341,860
Joint venture administration	115,875	125,283	104,354
Legal and accounting	59,153	50,606	29,045

Total expenses	3,001,043	3,289,897	3,182,971

NET INCOME	$2,083,172	$1,922,495	$2,302,966

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 2001	$13,598,505	$16,803,586	$3,073,671	$1,290,360	$34,766,122

Net income	899,993	1,114,219	203,375	85,379	2,302,966
Partnership contributions	50,503	151,933	0	0	202,436
Partnership distributions	(1,372,991)	(1,699,973)	(310,224)	(130,163)	(3,513,351)

Balance, December 31, 2002	13,176,010	16,369,765	2,966,822	1,245,576	33,758,173

Net income	750,361	932,243	168,960	70,931	1,922,495
Partnership contributions	32,320	40,154	7,278	3,055	82,807
Partnership distributions	(1,400,822)	(1,740,369)	(315,426)	(132,417)	(3,589,034)

Balance, December 31, 2003	12,557,869	15,601,793	2,827,634	1,187,145	32,174,441

Net income	813,076	1,010,157	183,081	76,858	2,083,172
Partnership distributions	(905,433)	(1,124,903)	(203,878)	(85,589)	(2,319,803)

Balance, December 31, 2004	$12,465,512	$15,487,047	$2,806,837	$1,178,414	$31,937,810

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,083,172	$1,922,495	$2,302,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,177,848	1,438,897	1,425,637
Amortization of deferred leasing costs	55,189	74,625	62,928
Changes in assets and liabilities:
Accounts receivable, net	(390,820)	(88,843)	113,294
Other assets, net	(12,167)	3,065	5,959
Deferred rent	(19,758)	144,327	0
Accounts payable and refundable security deposits	283,703	(44,125)	(63,813)
Due to affiliate	5,748	0	0

Total adjustments	1,099,743	1,527,946	1,544,005

Net cash provided by operating activities	3,182,915	3,450,441	3,846,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(308,577)	(135,871)	(310,869)
Payment of deferred lease acquisition costs	(589,504)	0	(47,160)

Net cash used in investing activities	(898,081)	(135,871)	(358,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(2,641,497)	(3,224,854)	(3,909,331)
Contributions received from partners	0	82,807	202,436

Net cash used in financing activities	(2,641,497)	(3,142,047)	(3,706,895)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(356,663)	172,523	(217,953)

CASH AND CASH EQUIVALENTS, beginning of year	1,510,487	1,337,964	1,555,917

CASH AND CASH EQUIVALENTS, end of year	$1,153,824	$1,510,487	$1,337,964

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs contributed to the joint venture	$0	$0	$14,363

Partnership distributions payable	$613,418	$935,112	$570,932

Write-off of fully amortized deferred leasing costs	$52,232	$827	$0

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.	ORGANIZATION AND BUSINESS

In March 1997, Wells Real Estate Fund IX, L.P. entered into a joint venture agreement with Wells Real Estate Fund X, L.P. to form Fund IX and Fund X Associates (“Fund IX-X Associates”) for the purpose of acquiring, developing, operating, and selling real properties. On March 20, 1997, Wells Real Estate Fund IX, L.P. contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon to Fund IX-X Associates on which an 84,404 square foot, three-story office building, the Alstom Power-Knoxville Building, was constructed and commenced operations. On February 13, 1998, Fund IX-X Associates purchased a 106,750 square foot, two-story office building, the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, Fund IX-X Associates purchased a 51,974 square foot, three-story office building, the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX-X Associates was amended and restated as The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) upon admitting Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (“Wells OP”). On June 24, 1998, the Joint Venture purchased a 57,186 square foot, one-story office building, the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Real Estate Fund X, L.P. purchased a 108,250 square foot, one-story office and warehouse building, the Iomega Building, in Ogden, Utah. On July 1, 1998, Wells Real Estate Fund X, L.P. contributed the Iomega Building to the Joint Venture. Ownership interests were recomputed based on the relative cumulative capital contributions from the joint venture partners.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $264,000 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $975 and $0 are included in accounts receivable, net as of December 31, 2004 and 2003, respectively.

Other Assets, net

Other assets as of December 31, 2004 and 2003 is comprised of the following items:

	2004	2003
Deferred leasing costs, net	$776,208	$241,893
Prepaid property insurance	11,972	0
Refundable security deposits	97,887	97,692

Total	$886,067	$339,585

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, include amortization of $386,886 and $331,697 as of December 31, 2004 and 2003, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable related balances or property damages, where applicable, or is obligated to refund only residual balances to the tenants upon the expiration of the lease term.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., Wells Real Estate Fund XI, L.P., and Wells OP held ownership interests in the Joint Venture of approximately 39%, 48%, 9%, and 4% respectively. Net cash from operations is generally distributed to the joint venture on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., Wells Real Estate Fund XI, L.P., and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund X, L.P. entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., Wells Real Estate Fund XI, L.P., and Wells OP. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Wells Real Estate Fund XI, L.P. also entered into property management and leasing agreements with Wells Management. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to (a) 2.5% for management services and 2% for leasing services, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties (aggregate maximum of 6%) or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Wells OP entered into an asset/property management agreement with Wells Management. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management property management, leasing and asset management fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of Net Asset Value calculated on an annual basis.

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2004, 2003, and 2002, the Joint Venture incurred management and leasing fee expenses of $232,074, $269,718, and $280,571.

(b)	Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Joint Venture reimbursed $90,107, $106,652, and $86,630, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $5,748 and $0 are included in due to affiliates in the accompanying balance sheets, respectively.

(c)	Conflicts of Interests

The general partners of Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XI, L.P. are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners of the joint venture partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2004 follows:

Year ended December 31:
2005	$3,986,440
2006	3,490,175
2007	3,573,596
2008	2,692,183
2009	2,031,376
Thereafter	8,759,111

$24,532,881

Five tenants contributed 26%, 26%, 19%, 15%, and 14% of rental income for the year ended December 31, 2004. In addition, five tenants will contribute 65%, 10%, 10%, 8%, and 2% of future minimum rental income. The lease for the sole tenant of the Ohmeda Building, Ohmeda, Inc., will expire April 30, 2005. Accordingly, no such future rental income has been included above for the Ohmeda Building following April 2005.

5.	SUBSEQUENT EVENT

On March 15, 2005, the Joint Venture sold the Alstom Power-Knoxville Building to an unrelated third party for a gross sale price of $12,000,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $11.7 million and recognized a gain of approximately $5.1 million. The gain recognized from the sale of the Alstom Power-Knoxville Building may be adjusted as additional information becomes available in subsequent periods.

THE FUND IX, FUND X, FUND XI, AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

		Initial Cost			Gross Carrying Amount as of December 31, 2004
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired
ALSTOM POWER – KNOXVILLE BUILDING (a)	None	$607,930	$7,530,064	$178,613	$607,930	$7,708,677	$0	$8,316,607	$3,004,731	1998	12/10/96
AVAYA BUILDING (b)	None	1,051,138	4,461,334	118,866	1,051,138	4,580,200	0	5,631,338	1,165,606	1998	6/24/98
360 INTERLOCKEN BUILDING (c)	None	1,650,070	6,917,274	683,740	1,650,070	7,601,014	0	9,251,084	1,947,381	1996	3/20/98
IOMEGA BUILDING (d)	None	641,988	5,292,262	213,832	641,988	5,506,094	0	6,148,082	1,360,344	1998	7/01/98
OHMEDA BUILDING (e)	None	2,746,894	7,614,176	543,426	2,746,894	8,157,602	0	10,904,496	2,184,064	1998	2/13/98

Total		$6,698,020	$31,815,110	$1,738,477	$6,698,020	$33,553,587	$0	$40,251,607	$9,662,126

(a)	The Alstom Power - Knoxville Building is a three-story office building located in Knoxville, Tennessee.

(b)	The Avaya Building is a one-story office building located in Oklahoma City, Oklahoma.

(c)	The 360 Interlocken Building is a three-story office building located in Broomfield, Colorado.

(d)	The Iomega Building is a one-story office and warehouse building located in Ogden, Utah.

(e)	The Ohmeda Building is a two-story office building located in Louisville, Colorado.

(f)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	$39,496,290	$5,619,744

2002 additions	310,869	1,425,637

BALANCE AT DECEMBER 31, 2002	39,807,159	7,045,381

2003 additions	135,871	1,438,897

BALANCE AT DECEMBER 31, 2003	39,943,030	8,484,278

2004 additions	308,577	1,177,848

BALANCE AT DECEMBER 31, 2004	$40,251,607	$9,662,126

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund X and Fund XI Associates:

We have audited the accompanying balance sheet of Fund X and Fund XI Associates as of December 31, 2003, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund X and Fund XI Associates at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND X AND FUND XI ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	(Unaudited) 2004	2003
Investment in joint ventures	$1,707,758	$1,794,633
Due from affiliates	37,568	44,011

Total assets	$1,745,326	$1,838,644

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Partnership distributions payable	$37,568	$44,010

Partners’ capital:
Wells Real Estate Fund X, L.P.	990,708	1,041,012
Wells Real Estate Fund XI, L.P.	717,050	753,622

Total partners’ capital	1,707,758	1,794,634

Total liabilities and partners’ capital	$1,745,326	$1,838,644

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	(Unaudited) 2004	2003	2002
EQUITY IN INCOME OF JOINT VENTURES	110,273	131,707	431,094

EXPENSES	(519)	(4,072)	0

NET INCOME	$109,754	$127,635	$431,094

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Total Partners’ Capital
Balance, December 31, 2001	$3,157,698	$2,285,461	$5,443,159

Net income	250,088	181,006	431,094
Partnership distributions	(363,441)	(263,047)	(626,488)

Balance, December 31, 2002	3,044,345	2,203,420	5,247,765

Net income	74,044	53,591	127,635
Partnership distributions	(2,077,377)	(1,503,389)	(3,580,766)

Balance, December 31, 2003	1,041,012	753,622	1,794,634

Net income	63,671	46,083	109,754
Partnership distributions	(113,975)	(82,655)	(196,630)

Balance, December 31, 2004 (unaudited)	$990,708	$717,050	$1,707,758

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	(Unaudited) 2004	2003	2002
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income	$109,754	$127,635	$431,094
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(110,273)	(131,707)	(431,094)
Operating distributions received from joint ventures	203,591	564,965	624,157

Total adjustments	93,318	433,258	193,063

Net cash prepared by operating activities	203,072	560,893	624,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds distributions received from joint ventures	0	3,134,020	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(203,072)	(3,694,913)	(624,157)

NET CHANGE IN CASH AND CASH EQUIVALENTS	0	0	0

CASH AND CASH EQUIVALENTS, beginning of year	0	0	0

CASH AND CASH EQUIVALENTS, end of year	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$37,568	$44,010	$158,157

Due from affiliates	$37,568	$44,011	$158,157

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (unaudited), 2003, AND 2002

1.    ORGANIZATION AND BUSINESS

On July 15, 1998, Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., entered into a joint venture agreement to create Fund X and Fund XI Associates (the “Joint Venture”). The general partners of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. The Joint Venture was formed for the purpose of acquiring, developing, owning, operating, and selling real properties.

In July 1998, Wells Operating Partnership, L.P. (“Wells OP”) entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates, which acquired a 58,424 square foot two-story manufacturing and office buildings, 47320 Kato Road, located in Fremont, California. During 1998, the Joint Venture acquired Wells Development Corporation’s interest in Wells/Fremont Associates, which resulted in the Joint Venture becoming a joint venture partner with Wells OP.

In July 1998, Wells OP entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates, which acquired a 52,000 square foot warehouse and office building, the Cort Building, located in Fountain Valley, California. During 1998, the Joint Venture acquired Wells Development Corporation’s interest in Wells/Orange County Associates, which resulted in the Joint Venture becoming a joint venture partner with Wells OP. On September 11, 2003, Wells/Orange County Associates sold the Cort Building to an unrelated third party for a gross selling price of $5,770,000. As a result of the sale, the Joint Venture recognized a loss of approximately $213,000 and received net sale proceeds of approximately $3,134,000.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the third quarter of 2004, Wells/Fremont Associates completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, Wells/Fremont Associates changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, Wells/Fremont Associates extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $62,984 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. held ownership interests in the Joint Venture of approximately 58% and 42%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. RELATED-PARTY TRANSACTIONS

(a)	Due from affiliates

Due from affiliates at December 31, 2004 and 2003 represents the Joint Ventures’s share of operating cash to be distributed from the Wells/Fremont Associates and Wells/Orange County Associates for the fourth quarter of 2004 and 2003, respectively:

	2004	2003
Wells/Fremont Associates	$37,568	49,388
Wells/Orange County Associates	0	(5,377)

	$37,568	$44,011

(b)	Management and Leasing Fees

Wells Real Estate Fund X, L.P. entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of its General Partners. In consideration for asset management and the management and leasing of the Joint Venture’s properties owned through Wells/Fremont Associates and Wells/Orange County Associates, these joint ventures pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Wells Real Estate Fund XI, L.P. entered into a property management and leasing agreement with Wells Management, an affiliate of its General Partners. In consideration for asset management and the management and leasing of the Joint Venture’s properties owned through Wells/Fremont Associates and Wells/Orange County Associates, these joint ventures pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 2.5% management services and 2% for leasing services, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

As the Joint Venture is owned by limited partnerships with separate management agreements (and fee structures), management and leasing fees, the properties owned by Wells/Fremont Associates and Wells/Orange County Associates pay a management and leasing fee equal to 4% of gross revenues. During the years ended December 31, 2004, 2003 and 2002, the Joint Venture indirectly reimbursed through its equity in income of joint ventures $8,571, $21,051, and $26,920 to Wells Management, and its affiliates for these services.

(c)	Administration Reimbursements

Wells Management and its affiliates performs certain administrative services for the Joint Venture’s properties owned through Wells/Fremont Associates and Wells/Orange County Associates, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Joint Venture indirectly reimbursed through its equity in income of joint ventures $3,271, $19,548, and $17,411 to Wells Management, and its affiliates for these services.

(d)	Conflicts of Interest

The General Partners of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. are also general partners of other Wells Real Estate Funds. In addition, Well Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	INVESTMENT IN JOINT VENTURES

The Joint Venture’s investment and approximate ownership percentages in Wells/Fremont Associates and Wells/ Orange County Associates as of December 31, 2004 and 2003 are presented below:

	2004		2003
	Amount	Percent	Amount	Percent
Wells/Orange County Associates	$0	56%	$27,722	56%
Wells/Fremont Associates	1,707,758	23%	1,766,911	23%

	$1,707,758		$1,794,633

Roll-forwards of the Joint Venture’s investment in Wells/Fremont Associates and Wells/Orange County Associates for the years ended December 31, 2004 and 2003 are presented below:

	2004	2003
Investment in joint ventures, beginning of year	$1,794,633	$5,247,765
Equity in income of joint ventures	110,273	131,707
Distributions from joint ventures	(197,148)	(3,584,839)

Investment in joint ventures, end of year	$1,707,758	$1,794,633

Condensed financial information for the joint ventures in which the Joint Venture held an interest as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Wells/Fremont Associates	$7,776,806	$8,075,929	$185,371	$221,543	$7,591,435	$7,854,386
Wells/Orange County Associates	0	40,082	0	(9,031)	0	49,113

	$7,776,806	$8,116,011	$185,371	$212,512	$7,591,435	$7,903,499

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations				Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,				For The Years Ended December 31,
	2004	2003	2002	2004	2003	2002	2004	2003		2002	2004		2003	2002
Wells/ Orange County Associates	$0	$0	$0	$(7,573)	$(7,866)	$0	$(18,944)	$(22,433	)(1)	$542,398	$(26,517)		$14,567	$542,398
Wells/ Fremont Associates	880,778	902,639	905,615	556,594	548,993	558,082	0	0		0	556,594	(2)	548,993	558,082

	$880,778	$902,639	$905,615	$549,021	$541,127	$558,082	$(18,944)	$(22,433)		$542,398	$530,077		$563,560	$1,100,480

(1)	Includes a loss of $378,657 recognized on the sale of the Cort Building, of which approximately $213,000 is attributable to the Joint Venture pursuant to the provisions of the joint venture agreement (Note 2).

(2)	Effective July 1, 2004, Wells/Fremont Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the year ended December 31, 2004 of approximately $62,984. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.