Form 10-Q
period 2005-03-31
WELLS REAL ESTATE FUND X L P
filed 2005-05-13
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

Yes  ☒    No  ☒

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services; and

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND X, L.P.

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

ASSETS

	March 31, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$13,275,699	$16,477,756
Cash and cash equivalents	6,577,238	857,860
Due from joint ventures	466,224	392,849

Total assets	$20,319,161	$17,728,465

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$39,993	$39,068
Partnership distributions payable	266,361	119,182
Due to affiliates	7,316	4,514

Total liabilities	313,670	162,764

PARTNERS’ CAPITAL:
Limited partners:
Class A—2,414,142 units and 2,407,142 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	17,999,760	17,565,701
Class B—298,749 units and 305,749 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	2,005,731	0
General partners	0	0

Total partners’ capital	20,005,491	17,565,701

Total liabilities and partners’ capital	$20,319,161	$17,728,465

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$2,754,797	$273,809

EXPENSES:
Partnership administration	39,754	21,191
Legal and accounting	12,980	7,361
General and administrative	354	378

Total expenses	53,088	28,930

INTEREST AND OTHER INCOME	4,442	4,018

NET INCOME	$2,706,151	$248,897

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CLASS A	$714,587	$248,897

CLASS B	$1,991,564	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.30	$0.09

CLASS B	$6.67	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,414,142	2,838,850

CLASS B	298,749	329,041

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	2,376,350	$18,482,669	336,541	$0	$0	$18,482,669

Class A conversion elections	(2,500)	(19,327)	2,500	19,327	0	0
Class B conversion elections	33,292	0	(33,292)	0	0	0
Net income	0	357,097	0	550,760	0	907,857
Distributions of operating cash flows ($0.33 per Class A Unit)	0	(789,825)	0	0	0	(789,825)
Distributions of net sales proceeds ($0.20 and $1.78 per Class A Unit and class B Unit, respectively)	0	(464,913)	0	(570,087)	0	(1,035,000)

BALANCE, December 31, 2004	2,407,142	17,565,701	305,749	0	0	17,565,701

Class A conversion elections	(2,000)	(14,594)	2,000	14,594	0	0
Class B conversion elections	9,000	427	(9,000)	(427)	0	0
Net income	0	714,587	0	1,991,564	0	2,706,151
Distributions of operating cash flows ($0.11 per Class A Unit)	0	(266,361)	0	0	0	(266,361)

BALANCE, March 31, 2005	2,414,142	$17,999,760	298,749	$2,005,731	$0	$20,005,491

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,706,151	$248,897
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,754,797)	(273,809)
Operating distributions received from joint ventures	215,773	478,980
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	925	13,251
Due to affiliates	2,802	0

Total adjustments	(2,535,297)	218,422

Net cash provided by operating activities	170,854	467,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	5,667,706	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	(119,182)	(430,715)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,719,378	36,604

CASH AND CASH EQUIVALENTS, beginning of period	857,860	1,809,328

CASH AND CASH EQUIVALENTS, end of period	$6,577,238	$1,845,932

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$266,361	$402,275

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 (unaudited)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. The Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(2)

1. Alstom Power—Knoxville Building(1)

A three-story office building located in Knoxville, Tennessee

2. 360 Interlocken Building

A three-story office building located in Boulder, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Utah

5. Ohmeda Building

A two-story office building located in Louisville, Colorado

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture only owns interests in other joint ventures and does not own any properties directly.
Wells/Fremont Associates (“Fund X-XI-REIT Associates-Fremont”)	• Fund X and XI Associates • Wells Operating Partnership, L.P.(2)	6. 47320 Kato Road A two-story warehouse and office building located in Fremont, California

(1)	This property was sold in March 2005.
(2)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On March 15, 2005, Fund IX-X-XI-REIT Associates sold the Alstom Power—Knoxville Building to an unrelated third party for a gross sales price of $12,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $5,668,000 and was allocated a gain of approximately $2,460,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the joint ventures pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition cost incurred through the Joint Ventures is $27,874 and $25,007 for the three months ended March 31, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $22,926 and $16,597 for the three months ended March 31, 2005 and 2004, respectively. Administrative reimbursements of $7,316 and $4,514 are included in due to affiliates in the accompanying balance sheet as of March 31, 2005 and December 31, 2004, respectively.

4.	INVESTMENT IN JOINT VENTURES

Basis of Presentation

The Partnership owned interests in six properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other Joint Venture partners, is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in the Joint Ventures, refer to the financial statements and footnotes included in the Partnership’s on Form 10-K for the year ended December 31, 2004.

Summary of Operations

Condensed financial information for the joint ventures for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations			Net Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2005	2004	2005	2004	2005		2004	2005	2004
Fund IX-X-XI-REIT Associates	$910,601	$936,997	$450,581	$357,018	$5,218,629	(1)	$177,451	$5,669,210	$534,469
Fund X-XI Associates	0	0	9,865	25,233	0		0	9,865	25,233

	$910,601	$936,997	$460,446	$382,251	$5,218,629		$177,451	$5,679,075	$559,702

(1)	Includes a gain of $5,072,599 recognized on the sale of the Alstom Power-Knoxville Building, of which approximately $2,460,000 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

Condensed financial information for the joint ventures in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Loss From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund X-XI-REIT Associates—Orange County	$0	$0	$0	$(6,220)	$0	$(986)	$0	$(7,206)
Fund X-XI-REIT Associates—Fremont	117,484	225,660	43,853	130,209	0	0	43,853	130,209

	$117,484	$225,660	$43,853	$123,989	$0	$(986)	$43,853	$123,003

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants. Strategic dispositions could occur during this phase in order to capitalize on market conditions;

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

Portfolio Overview

We are currently in the holding phase of our life cycle and now own interests in five assets, having sold the Cort Building in September 2003 and the Alstom Power—Knoxville Building in March 2005. At this time, our focus involves maintaining the current high occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our investors. While ongoing operations are the primary focus during this phase, we could complete strategic asset sales if the sales capitalize on short-term market or property characteristics and meet the overall objectives of the Partnership.

The sale of the Alstom Power—Knoxville Building was a great start for 2005. The sale price of $12,000,000 was well above the original purchase price for this asset.

While the portfolio enjoys a high occupancy level currently, we do face some near-term leasing issues that may negatively affect our operating performance. The lease of the sole tenant of the Ohmeda Building expires in April 2005, and we have the remaining vacant space to lease at 360 Interlocken Building. While these leasing challenges may impact performance, we are working aggressively with existing and potential tenants in these markets to minimize any negative effects to the extent possible.

The first quarter 2005 annualized operating distribution rate to the Class A unit holders was 4.5%, compared to 2.0% in the prior quarter. The General Partners anticipate that operating distributions may be reserved or remain low in the near term, given the anticipated capital for re-leasing the Ohmeda Building and the remaining vacancy at 360 Interlocken Building in 2005. Once the details surrounding the extent of the capital requirements become known, the General Partners will evaluate if distributions of the remaining net sale proceeds from the Cort Building and the Alstom Power—Knoxville Building sales are appropriate.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	As mentioned previously, the Alstom Power—Knoxville Building was sold on March 15, 2005, following the lease renewal and extension with Alstom Power, Inc. The Partnership received net sale proceeds of approximately $5,668,000, and the General Partners will review the potential capital needs at the remaining properties in the Fund to determine if all, or a portion of, these proceeds can be distributed in 2005.

•

The 360 Interlocken Building is located in the Broomfield submarket of Denver, Colorado. The majority of this building is leased to GAIAM, Inc. through May 2008, now that we have successfully extended its lease for three years. We recently signed two new leases that increased the building occupancy to 93% in the first quarter 2005. We also continue to pursue tenants for the remaining vacancy at this property.

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

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that own interests in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $2,754,797 and $273,809 for the three months ended March 31, 2005 and 2004, respectively. The 2005 increase is primarily attributable to (i) the gain allocated to the Partnership as a result of the sale of the Alstom Power—Knoxville Building in the first quarter of 2005, (ii) a decrease in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004, partially offset by (iii) a decrease in operating income generated by Fund IX-X-XI-REIT Associates as a result of entering into lease amendments with the sole tenant of the Alstom Power—Knoxville Building and the majority tenant of the 360 Interlocken Building, to extend their lease terms at the respective current prevailing market rates, which were less than the rates previously charged; and (iv) a decrease in operating income generated by Fund X-XI-REIT Associates-Fremont as a result of entering into a lease with TCI International, Inc., at current market rate, which was less than the rate charged to the previous tenant.

We expect future equity in income of Joint Ventures to decrease as a result of the March 2005 sale of the Alstom Power—Knoxville Building and the upcoming April lease expiration with the sole tenant of the Ohmeda Building.

Expenses of the Partnership

Our total expenses were $53,088 and $28,930 for the three months ended March 31, 2005 and 2004, respectively. The 2005 increase is primarily attributable the to increase in Tennessee partnership franchise and excise taxes as well as increases in administrative salaries, accounting fees, legal fees, and printing costs, substantially all of which resulted from increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

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

Short-Term Liquidity

During the three months ended March 31, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $171,000, as compared to approximately $467,000 for the three months ended March 31, 2004. The 2005 decline in net operating cash flows is primarily attributable to the corresponding decline in operating distributions received from joint ventures further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We utilized operating cash flow and cash on hand to pay operating distributions to limited partners during the first quarter of 2005. We also received net sale proceeds of approximately $5,668,000 generated from the sale of the Alstom Power—Knoxville Building by Fund IX-X-XI-REIT Associates in the first quarter of 2005.

Operating distributions from the Joint Ventures have declined primarily as a result of (i) absorbing rent abatements for the Alstom Power—Knoxville Building in the fourth quarter 2004; (ii) a decline in operating cash flows as a result of entering into leases with the sole tenant of the Alstom Power-Knoxville Building and 47320 Kato Road, and the majority tenant at the 360 Interlocken Building at the respective current prevailing market rates, which were less than the rates previously charged; (iii) funding leasing costs and capital expenditures at the 360 Interlocken Building, and 47320 Kato Road; and (iv) foregone operating cash flows as a result of the March 2005 sale of the Alstom Power—Knoxville Building. Future operating distributions are expected to remain low or be reserved in order to fund the Partnership’s pro-rata share of anticipated leasing costs for the Ohmeda Building, the 360 Interlocken Building, and 47320 Kato Road.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $314,000, as of March 31, 2005. During 2005, our General Partners anticipate that we will be able to fund our proportionate share of capital expenditures noted above.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

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

As of March 31, 2005, we have received, used, and held net proceeds from the sale of properties as presented below:

Property	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of March 31, 2005
				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0		$1,035,000	$783,114
Alstom Power— Knoxville Building (sold in 2005)	11,688,089	48.5%	5,667,706	0		0	5,667,706

			$7,485,820	$0		$1,035,000	$6,450,820

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $6,451,000 will be required to fund the costs anticipated in connection with re-leasing the Ohmeda Building and the 360 Interlocken Building, and capital improvements at 47320 Kato Road.

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital and its affiliates and Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo F. Wells, III, our General Partner, Wells Capital, the corporate general partner of our other General partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984—September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

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

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of March 31, 2005, Wells Capital had incurred approximately $215,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with us with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which should protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months ended March 31, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held as of March 31, 2005.

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

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended March 31, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended March 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2005.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 13, 2005	/s/ LEO F. WELLS, III Leo F. Wells, III President, Principle Executive Officer, and Sole Director of Wells Capital, Inc.
May 13, 2005	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND X, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for the Alstom Power—Knoxville Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund IX, L.P. for the period ending March 31, 2005, Commission File No. 0-22039, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002