Form 10-Q
period 2005-06-30
WELLS REAL ESTATE FUND X L P
filed 2005-08-12
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

WELLS REAL ESTATE FUND X, L.P.

WELLS REAL ESTATE FUND X, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in our accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$13,393,335	$16,477,756
Cash and cash equivalents	6,509,698	857,860
Due from joint ventures	283,119	392,849

Total assets	$20,186,152	$17,728,465

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$10,502	$39,068
Partnership distributions payable	148,509	119,182
Due to affiliates	7,309	4,514

Total liabilities	166,320	162,764

PARTNERS’ CAPITAL:
Limited partners:
Class A—2,422,642 units and 2,407,142 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	18,181,124	17,565,701
Class B—290,249 units and 305,749 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	1,838,708	0
General partners	0	0

Total partners’ capital	20,019,832	17,565,701

Total liabilities and partners’ capital	$20,186,152	$17,728,465

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$201,032	$226,998	$2,955,830	$500,807

EXPENSES:
Partnership administration	42,298	63,319	82,051	84,510
Legal and accounting	12,402	9,318	25,382	16,678
General and administrative	787	668	1,141	1,047

Total expenses	55,487	73,305	108,574	102,235

INTEREST AND OTHER INCOME	17,305	4,022	21,745	8,040

NET INCOME	$162,850	$157,715	$2,869,001	$406,612

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$72,807	$157,715	$987,394	$406,612

CLASS B	$(109,957)	$0	$1,881,607	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.03	$0.07	$0.41	$0.17

CLASS B	$(0.38)	$0.00	$6.39	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,422,642	2,385,450	2,418,392	2,384,650

CLASS B	290,249	327,441	294,499	328,241

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE SIX MONTHS ENDED JUNE 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	2,376,350	$18,482,669	336,541	$0	$0	$18,482,669
Class A conversion elections	(2,500)	(19,327)	2,500	19,327	0	0
Class B conversion elections	33,292	0	(33,292)	0	0	0
Net income	0	357,097	0	550,760	0	907,857
Distributions of operating cash flows ($0.33 per Class A Unit)	0	(789,825)	0	0	0	(789,825)
Distributions of net sales proceeds ($0.20 and $1.78 per Class A Unit and Class B Unit, respectively)	0	(464,913)	0	(570,087)	0	(1,035,000)

BALANCE, December 31, 2004	2,407,142	17,565,701	305,749	0	0	17,565,701
Class A conversion elections	(2,000)	(14,595)	2,000	14,595	0	0
Class B conversion elections	17,500	57,494	(17,500)	(57,494)	0	0
Net income	0	987,394	0	1,881,607	0	2,869,001
Distributions of operating cash flows ($0.17 per Unit)	0	(414,870)	0	0	0	(414,870)

BALANCE, June 30, 2005	2,422,642	$18,181,124	290,249	$1,838,708	$0	$20,019,832

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,869,001	$406,612
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,955,830)	(500,807)
Operating distributions received from joint ventures	504,920	1,041,471
Operating changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(28,566)	1,771
Increase in due to affiliates	2,795	0

Total adjustments	(2,476,681)	542,435

Net cash provided by operating activities	392,320	949,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	5,645,061	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(385,543)	(832,992)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,651,838	116,055
CASH AND CASH EQUIVALENTS, beginning of period	857,860	1,809,328

CASH AND CASH EQUIVALENTS, end of period	$6,509,698	$1,925,383

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$148,509	$268,363

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 (unaudited)

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

1. Alstom Power—Knoxville Building(1)

A three-story office building located in Knoxville, Tennessee

2. 360 Interlocken Building

A three-story office building located in Boulder, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Utah

Joint Venture	Joint Venture Partners	Properties
5. 1315 West Century Drive (formerly known as the “Ohmeda Building”) A two-story office building located in Louisville, Colorado
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture owns interests only in other joint ventures and does not own any properties directly.
Wells/Fremont Associates (“Fund X-XI-REIT Associates-Fremont”)	• Fund X and XI Associates • Wells Operating Partnership, L.P.(2)	6. 47320 Kato Road A two-story warehouse and office building located in Fremont, California

(1)	This property was sold in March 2005.
(2)	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On March 15, 2005, Fund IX-X-XI-REIT Associates sold the Alstom Power—Knoxville Building to an unrelated third party for a gross sales price of $12,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $5,645,000 and was allocated a gain of approximately $2,438,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to the limited partners holding Class A Units until they have received a 10% per annum return on their respective net capital contributions, as defined. Then distributions are paid to the General Partners until they have received 10% of the total amount distributed to date. Any remaining cash from operations is to be allocated 90% to the limited partners holding Class A Units and 10% to the General Partners. No distributions of net cash from operations will be made to the limited partners holding Class B Units.

Distribution of Sales Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than the original property purchase price, to the limited partners holding Class A Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Class B Units until such limited partners have received an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision; and

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

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

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the joint ventures pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition cost incurred through the Joint Ventures is $11,638 and $41,334 for the three months ended June 30, 2005 and 2004, respectively, and $39,512 and $66,341 for the six months ended June 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $22,493 and $29,025 for the three months ended June 30, 2005 and 2004, respectively, and $45,419 and $45,622 for the six months ended June 30, 2005 and 2004, respectively. Administrative reimbursements of $7,309 and $4,514 are included in due to affiliates in the accompanying balance sheet as of June 30, 2005 and December 31, 2004, respectively.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

Condensed financial information for the joint ventures for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund IX-X-XI-REIT Associates	$866,967	$851,864	$446,434	$282,642	$(48,612)	$147,369	$397,822	$430,011
Fund X-XI Associates	0	0	14,003	31,856	0	0	14,003	31,856

	$866,967	$851,864	$460,437	$314,498	$(48,612)	$147,369	$411,825	$461,867

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund IX-X-XI-REIT Associates	$1,777,569	$1,788,861	$897,016	$639,660	$5,170,016 (1)	$324,821	$6,067,032	$964,481
Fund X-XI Associates	0	0	23,868	57,088	0	0	23,868	57,088

	$1,777,569	$1,788,861	$920,884	$696,748	$5,170,016	$324,821	$6,090,900	$1,021,569

(1)	Includes a gain of $5,027,262 recognized on the sale of the Alstom Power-Knoxville Building, of which approximately $2,438,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

Condensed financial information for the joint ventures in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund X-XI-REIT Associates—Orange County	$0	$0	$0	$(1,353)	$0	$(17,958)	$0	$(19,311)
Fund X-XI-REIT Associates—Fremont	122,726	225,660	62,247	120,802	0	0	62,247	120,802

	$122,726	$225,660	$62,247	$119,449	$0	$(17,958)	$62,247	$101,491

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund X-XI-REIT Associates—Orange County	$0	$0	$0	$(7,573)	$0	$(18,944)	$0	$(26,517)
Fund X-XI-REIT Associates— Fremont	240,210	451,320	106,100	251,011	0	0	106,100	251,011

	$240,210	$451,320	$106,100	$243,438	$0	$(18,944)	$106,100	$224,494

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own interests in five assets, following the sale of the Alstom Power—Knoxville Building in March 2005. At this time, our focus involves increasing the overall occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our investors.

During the first quarter of 2005, we sold the Alstom Power—Knoxville Building for a gross sale price of $12,000,000, which is well above the original purchase price for this asset. During the second quarter of 2005, we also announced the next planned distribution of net proceeds to limited partners for approximately $4,850,000 from the sales of the Cort Building and the Alstom Power—Knoxville Building, which is scheduled for the fourth quarter of 2005.

Total occupancy of our portfolio occupancy has declined to 68%, as we are facing some near-term leasing issues that may negatively impact our future operating performance. The 1315 West Century Drive property is now vacant and we have a small amount of vacant space to lease at the 360 Interlocken Building. While these leasing challenges may impact our performance in the near term, we are working aggressively with potential tenants in these markets to minimize the negative financial impact.

Operating distributions payable to the Class A unit holders for the second quarter of 2005 decreased, as compared to the first quarter of 2005, primarily as a result of (i) the sale of the Alstom Power—Knoxville-Building during the first quarter of 2005 and (ii) the expiration of the lease of the sole tenant of 1315 West Century Drive during the second quarter of 2005. We anticipate that operating distributions may be reserved or remain low in the near term, given the anticipated capital needs for re-leasing 1315 West Century Drive and the small amount of vacancy at the 360 Interlocken Building. Once the details surrounding the extent of the capital requirements become known, we will evaluate if distributions of the remaining net sale proceeds from the Alstom Power—Knoxville Building sale are appropriate.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	The Alstom Power—Knoxville Building sold on March 15, 2005, following a lease renewal and extension with Alstom Power, Inc., for a gain of approximately $5,027,000 of which approximately $2,438,000 was allocated to the Partnership.

•	The 360 Interlocken Building is located in the Broomfield submarket of Denver, Colorado. The majority of this building is leased to GAIAM, Inc. through May 2008, now that we have successfully extended its lease for three years. We signed a new lease in the second quarter that increased the building occupancy to 97%. We also continue to pursue tenants for the remaining vacancy at this property.

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008.

•	The Iomega Building, located in Ogden, Utah, outside Salt Lake City, is 100% leased through April 2009.

•	The 1315 West Century Drive property is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expired in April 2005, and we are aggressively pursuing leasing opportunities for this asset.

•	We have signed a new lease at 47320 Kato Road, located in Fremont, California. TCI International (“TCI”) previously subleased the building from Fairchild Technologies. We have now completed a direct lease with TCI, beginning in December 2004 and extending through November 2009.

•	The Cort Building was sold in September 2003 for a loss of approximately $379,000 of which approximately $124,000 was allocated to the Partnership.

•	As of June 30, 2005, the property sales described above generated approximately $7,463,000 in net sales proceeds allocated to the Partnership, of which approximately $1,035,000 has been distributed to the limited partners, approximately $1,578,000 is currently being reserved to fund the Partnership’s pro-rata share of anticipated re-leasing costs for the 360 Interlocken Building, 47320 Kato Road, and 1315 West Century Drive, and approximately $4,850,000 is earmarked to be distributed to the limited partners in the fourth quarter of 2005.

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

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $201,032 and $226,998 for the three months ended June 30, 2005 and 2004, respectively, and $2,955,830 and $500,807 for the six months ended June 30, 2005 and 2004, respectively. The decrease for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, is primarily attributable to forgone operating income resulting from (i) the sale of the Alstom Power—Knoxville Building in the first quarter of 2005, (ii) the expiration of the lease for the sole tenant of 1315 West Century Drive in April 2005, and (iii) entering into lease amendments in 2004 with the majority tenant of 360 Interlocken Building and the sole tenant of 47320 Kato Road to extend their respective lease terms at a lower rate, partially offset by (iv) a decrease in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004.

The increase for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, results primarily from the gain recognized on the sale of the Alstom Power—Knoxville Building in the first quarter of 2005, partially offset by the decline for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, as explained above.

We expect equity in income of Joint Ventures to decrease going forward as a result of forgone operating income resulting from the April 2005 lease expiration with the sole tenant of 1315 West Century Drive.

Expenses of the Partnership

Our total expenses were $55,487 and $73,305 for the three months ended June 30, 2005 and 2004, respectively, and $108,574 and $102,235 for the six months ended June 30, 2005 and 2004, respectively. The decrease for the second quarter of 2005, as compared to the second quarter of 2004, is primarily attributable to a change in the timing of incurring accounting expenses related to year-end audit work between the first and second quarters of 2005, as compared to 2004.

The increase for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, is primarily a result of (i) an adjustment to 2004 estimated Tennessee partnership franchise and excise taxes incurred in the first quarter of 2005, and (ii) an increase in legal fees resulting from additional reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis.

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

Short-Term Liquidity

During the six months ended June 30, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $392,000, as compared to approximately $949,000 for the six months ended June 30, 2004. The 2005 decline is primarily attributable to the corresponding decline in operating distributions received from joint ventures further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions from the Joint Ventures have declined primarily as a result of (i) the sale of the Alstom Power—Knoxville Building in March 2005, (ii) the expiration of the lease of the sole tenant of 1315 West Century Drive in April 2005, (iii) entering into leases at the 360 Interlocken Building and 47320 Kato Road in the fourth quarter of 2004 at lower rates, and (iv) funding re-leasing costs and capital expenditures for the 360 Interlocken Building and 47320 Kato Road in 2005.

Future operating distributions are expected to remain low or be reserved in order to fund our pro-rata share of anticipated re-leasing costs for the 360 Interlocken Building and 1315 West Century Drive. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $166,000 as of June 30, 2005. During the remainder of 2005, our General Partners anticipate that we will be able to fund our proportionate share of capital expenditures noted above using future operating and net sale proceeds cash flows.

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

As of June 30, 2005, we have received, used, distributed, and held net proceeds from the sale of properties as presented below:

Property	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2005
				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0		$1,035,000	$783,114
Alstom Power— Knoxville Building	11,641,389	48.5%	5,645,061	0		0	5,645,061
(sold in 2005)

			$7,463,175	$0		$1,035,000	$6,428,175

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that reserves of approximately $1,578,000 will be necessary to fund the Partnership’s pro-rata share of the costs anticipated in connection with capital improvements and re-leasing activities at the 360 Interlocken Building, 1315 West Century Drive, and 47320 Kato Road. Accordingly, our General Partners anticipate distributing residual net sale proceeds of approximately $4,850,000 in the fourth quarter of 2005, as further described below.

Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In June 2005, our General Partners announced their intention to distribute net sale proceeds of approximately $4,850,000 in the fourth quarter of 2005 to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur, or distributions may be made at a lower amount.

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

Economic Dependency

We have engaged Wells Capital and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months and six months ended June 30, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of June 30, 2005.

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

Potential Tax Impact for Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act are intended to apply to entities such as the Partnership.

However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended June 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended June 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 12, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2005	/s/ DOUGLAS P. WILLIAMS
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