Form 10-Q
period 2005-09-30
WELLS REAL ESTATE FUND X L P
filed 2005-11-14
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

N/A

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions;

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND X, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. The Partnership’s results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

ASSETS

	September 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$13,359,706	$16,477,756
Cash and cash equivalents	6,579,834	857,860
Due from joint ventures	74,503	392,849

Total assets	$20,014,043	$17,728,465

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$16,925	$39,068
Partnership distributions payable	0	119,182
Due to affiliates	5,912	4,514

Total liabilities	22,837	162,764

PARTNERS’ CAPITAL:
Limited partners:
Class A—2,422,642 units and 2,407,142 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	18,237,428	17,565,701
Class B—290,249 units and 305,749 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	1,753,778	0
General partners	0	0

Total partners’ capital	19,991,206	17,565,701

Total liabilities and partners’ capital	$20,014,043	$17,728,465

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$43,154	$289,790	$2,998,983	$790,597

EXPENSES:
Partnership administration	96,433	23,172	179,625	108,730
Legal and accounting	23,366	9,681	48,748	26,359

Total expenses	119,799	32,853	228,373	135,089

INTEREST AND OTHER INCOME	48,018	4,381	69,764	12,422

NET INCOME (LOSS)	$(28,627)	$261,318	$2,840,374	$667,930

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$56,303	$261,318	$1,043,697	$667,930

CLASS B	$(84,930)	$0	$1,796,677	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.02	$0.11	$0.43	$0.28

CLASS B	$(0.29)	$0.00	$6.13	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,422,642	2,390,450	2,419,809	2,386,583

CLASS B	290,249	322,441	293,082	326,308

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	2,376,350	$18,482,669	336,541	$0	$0	$18,482,669

Class A conversion elections	(2,500)	(19,327)	2,500	19,327	0	0
Class B conversion elections	33,292	0	(33,292)	0	0	0
Net income	0	357,097	0	550,760	0	907,857
Distributions of operating cash flows ($0.33 per weighted-average Class A Unit)	0	(789,825)	0	0	0	(789,825)
Distributions of net sale proceeds ($0.20 and $1.78 per weighted-average Class A Unit and Class B Unit, respectively)	0	(464,913)	0	(570,087)	0	(1,035,000)

BALANCE, December 31, 2004	2,407,142	17,565,701	305,749	0	0	17,565,701

Class A conversion elections	(2,000)	(14,595)	2,000	14,595	0	0
Class B conversion elections	17,500	57,494	(17,500)	(57,494)	0	0
Net income	0	1,043,697	0	1,796,677	0	2,840,374
Distributions of operating cash flows ($0.17 per weighted-average Class A Unit)	0	(414,869)	0	0	0	(414,869)

BALANCE, September 30, 2005	2,422,642	$18,237,428	290,249	$1,753,778	$0	$19,991,206

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,840,374	$667,930
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,998,983)	(790,597)
Operating changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(22,143)	12,663
Increase in due to affiliates	1,398	0

Total adjustments	(3,019,728)	(777,934)
Operating distributions received from joint ventures	788,039	1,240,508

Net cash provided by operating activities	608,685	1,130,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	5,647,340	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(534,051)	(1,101,356)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,721,974	29,148

CASH AND CASH EQUIVALENTS, beginning of period	857,860	1,809,328

CASH AND CASH EQUIVALENTS, end of period	$6,579,834	$1,838,476

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund X, L.P. (the “Partnership”) is a public limited partnership organized on June 20, 1996 under the laws of the state of Georgia with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. Upon subscription for units, each limited partner must elect whether to have its units treated as Class A Units or Class B Units. Thereafter, limited partners have the right to change their prior election to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) dissolve the Partnership; and (e) approve a sale of all or substantially all of the Partnership’s assets, subject to certain limitations. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and forgoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On March 15, 2005, Fund IX-X-XI-REIT Associates sold the Alstom Power—Knoxville Building to an unrelated third party for a gross sales price of $12,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $5,647,000 and was allocated a gain of approximately $2,440,000.

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

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are distributed to the joint venture partners on a quarterly basis.

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined the joint venture partners are not related parties, as defined in FIN 46(R) and SFAS No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

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

Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than the original property purchase price, to the limited partners holding Class A Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Class B Units until such limited partners have received an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision; and

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

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

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the joint ventures pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $14,885 and $24,226 for the three months ended September 30, 2005 and 2004, respectively, and $54,376 and $90,567 for the nine months ended September 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $19,186 and $24,417 for the three months ended September 30, 2005 and 2004, respectively, and $64,605 and $70,039 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, administrative reimbursements due to Wells Management and/or Wells Capital of $5,912 and $4,514, respectively, are included in due to affiliates in the accompanying balance sheet.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

Condensed financial information for the joint ventures for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations			Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2005	2004	2005		2004	2005	2004
Fund IX-X-XI-REIT Associates	$567,832	$839,436	$66,057	$377,724	$7,145		$195,061	$73,202	$572,785	(1)
Fund X-XI Associates	0	0	13,199	20,753	0		0	13,199	20,753

	$567,832	$839,436	$79,256	$398,477	$7,145		$195,061	$86,401	$593,538

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations			Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004	2005		2004	2005	2004
Fund IX-X-XI-REIT Associates	$2,345,401	$2,628,297	$963,073	$1,017,384	$5,177,161	(2)	$519,882	$6,140,234	$1,537,266	(1)
Fund X-XI Associates	0	0	37,067	77,841	0		0	37,067	77,841

	$2,345,401	$2,628,297	$1,000,140	$1,095,225	$5,177,161		$519,882	$6,177,301	$1,615,107

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for the three months and nine months ended September 30, 2004 of $131,982 for Fund IX-X-XI-REIT Associates. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.
(2)	Includes a gain of approximately $5,032,000 recognized on the sale of the Alstom Power—Knoxville Building, of which approximately $2,440,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

Condensed financial information for the joint ventures in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund X-XI-REIT Associates—Orange County	$0	$0	$0	$0	$0	$0	$0	$0
Fund X-XI-REIT Associates—Fremont	118,133	225,660	58,674	163,725	0	0	58,674	163,725	(3)

	$118,133	$225,660	$58,674	$163,725	$0	$0	$58,674	$163,725

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund X-XI-REIT Associates—Orange County	$0	$0	$0	$(7,573)	$0	$(18,944)	$0	$(26,517)
Fund X-XI-REIT Associates—Fremont	358,344	676,979	164,774	414,736	0	0	164,774	414,736	(3)

	$358,344	$676,979	$164,774	$407,163	$0	$(18,944)	$164,774	$388,219

(3)	Effective July 1, 2004, Fund X-XI-REIT Associates—Fremont extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three months and nine months ended September 30, 2004 of $31,492. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

5.	SUBSEQUENT EVENT

The sales of the Cort Building and the Alstom Power—Knoxville Building generated total net sale proceeds to the Partnership of approximately $7,465,000, of which approximately $1,035,000 has previously been distributed to the limited partners through September 30, 2005. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $1,580,000 will be required to fund the Partnership’s pro-rata share of anticipated re-leasing costs for 1315 West Century Drive and the small amount of vacant space at the 360 Interlocken Building, and anticipated capital improvements for 47320 Kato Road. In accordance with the terms of the partnership agreement, the General Partners distributed the residual net sale proceeds on November 1, 2005 of approximately $4,850,000 to the limited partners of record as of September 30, 2005, which under the terms of the partnership agreement does not include limited partners acquiring units after June 30, 2005.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own interests in five assets, following the sale of the Alstom Power—Knoxville Building in March 2005. At this time, our focus involves increasing the overall occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our limited partners.

During the first quarter of 2005, we sold the Alstom Power—Knoxville Building for a gross sale price of $12,000,000, which was in excess of the original purchase price for this asset. In addition, we distributed net proceeds to limited partners for approximately $4,850,000 from the sales of the Cort Building and the Alstom Power—Knoxville Building in the fourth quarter of 2005 (see Note 5).

Total occupancy of our portfolio has declined to 68%, as we are facing some near-term leasing issues that may negatively impact our future operating performance. The 1315 West Century Drive property is now vacant and we have a small amount of vacant space to lease at the 360 Interlocken Building. While these leasing challenges may impact our performance in the near term, we are working aggressively with potential tenants in these markets to minimize the negative financial impact.

We have reserved operating distributions to limited partners for the third quarter 2005 in order to provide funding for anticipated re-leasing costs for the 1315 West Century Drive building and the small amount of vacant space at the 360 Interlocken Building, and anticipated capital improvements at 47320 Kato Road. Once the details surrounding the extent of the capital requirements become known, the General Partners will evaluate if distributions of the remaining net sale proceeds from the Alstom Power—Knoxville Building sale would be appropriate.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	The Cort Building was sold on September 11, 2003.

•	The Alstom Power—Knoxville Building sold on March 15, 2005.

•	The 360 Interlocken Building is located in the Broomfield submarket of Denver, Colorado. The majority of this building is leased to GAIAM, Inc. through May 2008, now that we have successfully extended its lease for three years. We signed a new lease in the second quarter that increased the building occupancy to 97%. We also continue to pursue tenants for the remaining vacancy at this property.

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008.

•	The Iomega Building, located in Ogden, Utah, outside Salt Lake City, is 100% leased through April 2009.

•	The 1315 West Century Drive property is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expired in April 2005, and this property is currently vacant. We are aggressively pursuing leasing opportunities for this asset.

•	We have signed a new lease at 47320 Kato Road, located in Fremont, California. TCI International (“TCI”) previously subleased the building from Fairchild Technologies. We have now completed a direct lease with TCI, beginning in December 2004 and extending through November 2009.

•	As of September 30, 2005, the property sales described above generated an aggregate of approximately $7,465,000 in net sale proceeds allocated to the Partnership, of which approximately $1,035,000 has previously been distributed to the limited partners, approximately $1,580,000 is currently being reserved to fund the Partnership’s pro-rata share of anticipated re-leasing costs for 1315 West Century Drive and the small amount of vacant space at the 360 Interlocken Building and anticipated capital improvements at 47320 Kato Road, and approximately $4,850,000 was distributed to the limited partners in November 2005.

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

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $43,154 and $289,790 for the three months ended September 30, 2005 and 2004, respectively, and $2,998,983 and $790,597 for the nine months ended September 30, 2005 and 2004, respectively. The decrease for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, is primarily attributable to forgone operating income resulting from (i) the sale of the Alstom Power—Knoxville Building in the first quarter of 2005, (ii) the expiration of the lease for the sole tenant of 1315 West Century Drive in April 2005, and (iii) entering into a lease amendment in 2004 with the majority tenant of 360 Interlocken Building and a new lease with the sole tenant of 47320 Kato Road at lower rates, partially offset by (iv) a decrease in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004.

The increase for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, results primarily from the gain recognized on the sale of the Alstom Power—Knoxville Building in the first quarter of 2005, partially offset by the decline in equity in income of Joint Ventures for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, as explained above.

We expect equity in income of Joint Ventures to increase going forward as a result of increased occupancy at the 360 Interlocken Building.

Expenses of the Partnership

Our total expenses were $119,799 and $32,853 for the three months ended September 30, 2005 and 2004, respectively, and $228,373 and $135,089 for the nine months ended September 30, 2005 and 2004, respectively. The increases are primarily attributable to (i) an increase in legal fees resulting from additional reporting and regulatory requirements and (ii) an adjustment to the estimated Tennessee partnership franchise and excise taxes for 2005. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from properties in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future. Accordingly, nonrecurring items, such as gains on the sales of properties, will have a significant impact on these estimates. We also anticipate additional increases in our administrative expenses in future periods related to compliance with reporting and regulatory requirements.

Liquidity and Capital Resources

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $609,000, as compared to approximately $1,131,000 for the nine months ended September 30, 2004. The 2005 decline is primarily attributable to the corresponding decline in operating distributions received from Joint Ventures further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

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

Future operating distributions are expected to remain low or be reserved in order to fund our pro-rata share of anticipated re-leasing costs for 1315 West Century Drive and the remaining space at the 360 Interlocken Building and anticipated capital improvements at 47320 Kato Road. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future operating expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $23,000, as of September 30, 2005. Our General Partners anticipate using operating cash flow and net sale proceeds to fund our proportionate share of capital expenditures noted above over the next twelve months.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated Partnerships.

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

As of September 30, 2005, we have received, used, distributed, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of September 30, 2005	Undistributed Net Proceeds as of September 30, 2005
				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0	—	$1,035,000	$783,114
Alstom Power—Knoxville Building (sold in 2005)	11,641,389	48.5%	5,647,340	0	—	0	5,647,340

			$7,465,454	$0		$1,035,000	$6,430,454

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $1,580,000 will be required to fund the Partnership’s pro-rata share of the anticipated costs in connection with capital improvements and re-leasing activities at the 360 Interlocken Building and 1315 West Century Drive. Accordingly, in November 2005, the remaining net sale proceeds of approximately $4,850,000 from the sale of the Cort Building and the Alstom Power—Knoxville Building were distributed to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

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

Economic Dependency

We have engaged Wells Capital and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and Wells Investment Securities, Inc. based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc.’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III and Wells Capital, our General Partners, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of September 30, 2005.

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

Potential Tax Impact on Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners; however, it is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless Congress passes legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in taxable year 2005 and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended September 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended September 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended September 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 14, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 14, 2005	/s/ DOUGLAS P. WILLIAMS
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