Form 10-K
period 2005-12-31
WELLS REAL ESTATE FUND X L P
filed 2006-03-29
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-23719

WELLS REAL ESTATE FUND X, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2250093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

CLASS A UNITS	CLASS B UNITS
(Title of class)	(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund X, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Contained in Item 1A are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND X, L.P.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund X, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

Operating Phases and Objectives

The Partnership typically operates in the following five life cycle phases and, during which, typically focuses on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which the Partnership owns and operates its real estate assets during the initial lease terms of the tenants;

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

The Partnership is currently in the holding phase of its life cycle and accordingly will focus resources on managing the Partnership’s existing portfolio and locating suitable replacement tenants for vacant space as necessary.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2005.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties we own through our investments in the joint ventures described in Item 2. In the opinion of management, our properties are adequately insured.

Competition

We will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for its properties.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services, investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2005, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Proxy to Liquidate

Under Section 20.2 of the partnership agreement, limited partners holding 10% or more of the outstanding units have the right, at any time commencing eight years after the termination of the Partnership’s offering of units (December 30, 2005), to provide a written request to the General Partners directing the General Partners to formally proxy the limited partners to determine whether the assets of the Partnership should be liquidated.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership having common general partners, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal.

Web Site Address

Access to copies of each of our filings with the Securities and Exchange Commission (the “SEC”) is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS

Real Estate Risks

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

General economic conditions may affect the timing of sale of our properties and the sale price we receive.

We may be unable to sell a property if or when we decide to do so. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates, and other factors, including supply and demand for real estate investments, all of which are beyond our control. We cannot predict whether we will be able to sell any property for the price or on terms which are acceptable to us. Further, we cannot predict the length of time which will be needed to find a willing purchaser and to close the sale of a property.

Adverse economic conditions in the geographic regions in which we own properties may negatively impact your overall returns.

Adverse economic conditions in the geographic regions in which we own our properties could affect the real estate values in this area or the business of our tenants if any of our tenants rely upon the local economy for their revenues. Therefore, changes in local economic conditions could reduce our income and distributions to limited partners or the amounts we could otherwise receive upon the sale of a property in a negatively affected region.

Adverse economic conditions affecting the particular industries of the tenants of our properties may negatively impact your overall returns.

Adverse economic conditions affecting a particular industry of one or more of our tenants, such as the technology industry, could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our income and distributions to limited partners and the value of one or more of our properties at the time of sale of such properties.

We are dependent on our tenants for substantially all of our revenue, so our success is materially dependent on the financial stability of our tenants.

Most of our properties are occupied by only a few tenants and, therefore, the success of our investments are materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to holders of Class A Units. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

We currently have a vacancy issue with one of our properties which could reduce or eliminate cash distributions to limited partners.

Because of the vacancy issue, we have expended, or anticipate that we will be required to expend in the future, substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. If these vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Class A Units, if any. In addition, the resale values of these properties are currently diminished because the market value depends principally upon the value of the leases in place at such properties.

Your investment in units are subject to greater risk because we lack a diversified property portfolio.

Because we own interests in a limited number of properties, your investment in units are subject to a greater risk of loss. There is a greater risk that you will lose money in your investment because our portfolio of properties is not diverse by geographic location, property type, or industry group of tenants.

Our future financial success depends on only a few tenants.

The revenues generated by these tenants are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our financial performance.

We depend on tenants for our revenue. Accordingly, lease terminations and/or tenant default could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to limited partners.

If one or more of our tenants file bankruptcy, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distribution to limited partners holding Class A Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Class A Units may be adversely affected.

We may not have funding for future tenant improvements which may reduce your returns and make it difficult to attract one or more new tenants.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment have been used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have not identified a funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.

A property that incurs a vacancy could be difficult to sell or lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of certain tenants based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Class A Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.

Our General Partners will attempt to obtain adequate insurance on all of our properties to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of our assets will be reduced by such uninsured loss. In addition, other than reserves of net cash from operations we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to limited partners.

Uncertain market conditions and the broad discretion of our General Partners relating to the future disposition of properties could adversely affect the return on your investment.

We generally will hold the various real properties in which we invest until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a minimum period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership in response to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

If any environmentally hazardous material is determined to exist on a property owned by the Partnership, our operating results could be adversely affected.

Under various federal, state and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements, or remediating any contaminated property could materially adversely affect the business, assets, or results of operations of the Partnership and, consequently, amounts available for distribution to limited partners holding Class A Units.

The Partnership and/or certain other prior Wells public limited partnerships sponsored by our General Partners have sold real estate properties for a sale price less than the original purchase price.

Certain of the real estate properties previously purchased by the Partnership and other Wells public limited partnerships sponsored by the General Partners have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such programs at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (GRULPA) does not grant you any specific voting rights and your rights are limited under our partnership agreement.

A vote of a majority in interest of the limited partners is sufficient to take the following significant Partnership actions:

•	to amend our partnership agreement;

•	to change our business purpose or our investment objectives;

•	to remove our General Partners; or

•	to authorize a merger or a consolidation of the Partnership.

These are your only significant voting rights granted under our partnership agreement. In addition, GRULPA does not grant you any specific voting rights. Therefore, your voting rights are severely limited.

You are bound by the majority vote on matters on which you are entitled to vote.

You may approve any of the above actions by majority vote of the limited partners. Therefore, you are bound by such majority vote even if you do not vote with the majority on any of these actions.

Under our partnership agreement, we are required to indemnify our General Partners under certain circumstances which may reduce returns to our limited partners.

Under our partnership agreement and subject to certain limitations, the Partnership is required to indemnify our General Partners from and against losses, liabilities, and damages relating to or arising out of any action or inaction on behalf of the Partnership done in good faith and in the best interest of the Partnership. If substantial and expensive litigation should ensue and the Partnership is obligated to indemnify one or both General Partners, we may be forced to use substantial funds to do so, which may reduce the return on your investment.

Payment of fees to our General Partners and their affiliates will reduce cash available for distributions to our limited partners.

Our General Partners and their affiliates perform services for us in connection with the management and leasing of our properties. Our affiliates may receive property management and leasing fees of 6.0% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners and their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

The availability and the timing of cash distributions are uncertain.

We cannot assure you that sufficient cash will be available to make distributions to you from either net cash from operations or proceeds from the sale of properties. We bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our general and limited partners. In addition, our General Partners, in their discretion, may retain all or any portion of net cash generated from our operations and/or proceeds from the sale of our properties for tenant improvements, tenant refurbishments, and other lease-up costs or for working capital reserves.

Gains and distributions upon sale of our properties are uncertain.

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least 10 to 12 years after the acquisition of the properties and our General Partners may exercise their discretion as to whether and when to sell a property; therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

•	purchase land underlying any of our properties;

•	buy out the interest of any co-venturer or joint venture partner in a property which is jointly owned;

•	establish working capital reserves; or

•	make repairs, maintenance, tenant improvements, capital improvements, or other expenditures to any of our existing properties.

We are uncertain of our sources for funding of future capital needs.

Substantially all of the gross proceeds of the offering were used to invest in properties and to pay various fees and expenses. In addition, we do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future, such as the funding of tenant improvements, tenant refurbishments, or other lease-up costs, we have not identified any sources for such funding, and we cannot assure you that any sources of funding will be available to us for potential capital needs in the future.

We may need to reserve net cash from operations for future tenant improvements which may reduce your returns.

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment will be used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.

Marketability and Transferability Risks

There is no public trading market for your units.

There is no public market for your units, and we do not anticipate that any public trading market for your units will ever develop. If you attempt to sell your units, you would likely do so at substantially discounted prices on the secondary market. Further, our partnership agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause us to be classified as a “publicly traded partnership” as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized. Because classification of the Partnership as a “publicly traded partnership” may significantly decrease the value of your units, our General Partners intend to use their authority to the maximum extent possible to prohibit transfers of units which could cause us to be classified as a “publicly traded partnership.”

Your units have limited transferability and lack liquidity due to restrictions under state regulatory laws and our partnership agreement.

You are limited in your ability to transfer your units. Our partnership agreement and certain state regulatory agencies have imposed restrictions relating to the number of units you may transfer. In addition, the suitability standards applied to you upon the purchase of your units may also be applied to persons to whom you wish to transfer your units. Accordingly, you may find it difficult to sell your units for cash or if you are able to sell your units, you may have to sell your units at a substantial discount. You may not be able to sell your units in the event of an emergency, and your units are not likely to be accepted as collateral for a loan.

Our estimated unit valuations should not be viewed as an accurate reflection of the value of the limited partners’ units.

The estimated unit valuations contained in this annual report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It should also be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

Special Risks Regarding Status of Units

If you hold Class A Units, you will be allocated more income than cash flow.

Since limited partners holding Class A Units are allocated substantially all of the Partnership’s net income, while substantially all deductions for depreciation and other tax losses are allocated to limited partners holding Class B Units, we expect that those of you who hold Class A Units will be allocated taxable income in excess of your cash distributions. We cannot assure you that cash flow will be available for distribution in any year.

If you hold Class B Units, you may not be able to use your passive losses.

Those of you holding Class B Units will be allocated a disproportionately larger share of our deductions for depreciation and other tax losses. Such losses will be treated as “passive” losses, which may only be used to offset “passive” income and may not be used to offset active or portfolio income. Accordingly, you may receive no current benefit from your share of tax losses unless you are currently being allocated passive income from other sources.

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2006 and thereafter, passive losses allocable to limited partners holding Class B Units may be used only to offset passive income generated from the same property or within the same fund.

The desired effect of holding Class A Units or Class B Units may be reduced depending on how many investors hold each type of unit.

You will be entitled to different rights and priorities as to distributions of cash flow from operations and net sale proceeds and as to the allocation of depreciation and other tax losses depending upon whether you are holding Class A Units or Class B Units. However, the effect of any advantage associated with holding Class A Units or Class B Units may be significantly reduced or eliminated, depending upon the ratio of Class A Units to Class B Units during any given period. We will not attempt to restrict the ratio of Class A Units to Class B Units, and we will not attempt to establish or maintain any particular ratio.

Management Risks

You must rely on our General Partners for management of our business.

Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of its business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.

Leo F. Wells, III has a primary role in determining what is in the best interests of the Partnership and its limited partners.

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, our other General Partner. Therefore, one person has a primary role in determining what is in the best interests of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial, operational, and marketing personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital or our relationship with Wells Capital could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

Our General Partners have a limited net worth consisting of illiquid assets which may affect their ability to fulfill their financial obligations to the Partnership.

The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships, and closely-held businesses and, in the case of Wells Capital, receivables from affiliated corporations and partnerships. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity may be relevant to you in evaluating the ability of our General Partners to fulfill their financial obligations to the Partnership. In addition, our General Partners have significant commitments to the other Wells-sponsored programs.

Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.

Over the last few years, our administrative operating expenses have increased, and the regulatory environment has resulted in increases in our expenses related to operating as a public company. In addition, as we evolve through our partnership life cycle, and sell various properties in our portfolio, our administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our properties. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the increased administrative operating expenses and increased percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.

Conflicts of Interest Risks

Our General Partners will face conflicts of interest relating to time management which could result in lower returns on our investments.

Because our General Partners and their affiliates have interests in other real estate programs and also engage in other business activities, they could have conflicts of interest in allocating their time between our business and these other activities, which could affect operations of the Partnership. You should note that our partnership agreement does not specify any minimum amount of time or level of attention that our General Partners are required to devote to the Partnership.

Our General Partners will face conflicts of interest relating to the sale and leasing of properties.

We may be selling properties at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower your return on your investment.

Investments in joint ventures with affiliates will result in additional risks involving our relationship with the co-venturer.

We have entered into joint ventures with affiliates. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Our General Partners will face various conflicts of interest relating to joint ventures with affiliates.

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

Federal Income Tax Risks

The Internal Revenue Service (IRS) may challenge our characterization of material tax aspects of your investment in the Partnership.

An investment in units involves certain material income tax risks, the character and extent of which are, to some extent, a function of whether you hold Class A Units or Class B Units. We will not seek any rulings from the IRS regarding any of the tax issues related to your units.

Investors may realize taxable income without cash distributions.

As a limited partner in the Partnership, you are required to report your allocable share of the Partnership’s taxable income on your personal income tax return regardless of whether or not you have received any cash distributions from the Partnership. For example, if you hold Class A Units, you will be allocated substantially all of our net income, defined in the partnership agreement to mean generally net income for federal income tax purposes, including any income exempt from tax, but excluding all deductions for depreciation and amortization and gain or loss from the sale of Partnership properties, even if such income is in excess of any distributions of cash from our operations. If you hold Class A Units, you will likely be allocated taxable income in excess of any distributions to you, and the amount of cash received by you could be less than the income tax attributable to the net income allocated to you.

We could potentially be characterized as a publicly traded partnership resulting in unfavorable tax results.

If the IRS were to classify the Partnership as a “publicly traded partnership,” we could be taxable as a corporation, and distributions made to you could be treated as portfolio income to you rather than passive income. We cannot assure you that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

•	the complex nature of the IRS rules governing our potential exemption from classification as a publicly traded partnership;

•	the lack of interpretive guidance with respect to such rules; and

•	the fact that any determination in this regard will necessarily be based upon events which have not yet occurred.

The deductibility of losses will be subject to limitations.

Section 469 of the Internal Revenue Code limits the allowance of deductions for losses attributable to “passive activities,” which are generally defined as activities in which the taxpayer does not materially participate. Any tax losses allocated to investors holding Class B Units will be characterized as passive losses, and accordingly, the deductibility of such losses will be subject to these limitations.

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2006 and thereafter, passive losses allocable to limited partners holding Class B Units may be used only to offset passive income generated from the same property or within the same fund.

The IRS may challenge our allocations of profit and loss.

While it is more likely than not Partnership items of income, gain, loss, deduction, and credit will be allocated among our General Partners and our limited partners substantially in accordance with the allocation provisions of the partnership agreement, we cannot assure you that the IRS will not successfully challenge the allocations in the partnership agreement and reallocate items of income, gain, loss, deduction, and credit in a manner which reduces the anticipated tax benefits to investors holding Class B Units or increases the income allocated to investors holding Class A Units.

We may be audited and additional tax, interest, and penalties may be imposed upon you.

Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants’ or attorneys’ fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You also may be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an “electing large partnership.” If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level, thereby potentially adversely impacting the holders of a particular class of units disproportionately to holders of the other class of units.

State and local taxes and a requirement to withhold state taxes may apply.

The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any Partnership property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a limited partner. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in units and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our units.

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in units.

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an Individual Retirement Account (IRA) in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

We may dissolve the Partnership if our assets are deemed to be plan assets or if we engage in prohibited transactions.

If our assets were deemed to be assets of qualified plans investing as limited partners, i.e., plan assets, our General Partners would be considered to be fiduciaries of such plans and certain contemplated transactions between our General Partners or their affiliates, and the Partnership may then be deemed to be “prohibited transactions” subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, the standards of prudence and other provisions of ERISA applicable to plan fiduciaries would apply to the General Partners with respect to our investments. We have not sought a ruling from the U.S. Department of Labor regarding the potential classification of our assets as plan assets.

In this regard, U.S. Department of Labor Regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such Regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in the assets of the Partnership. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with and rely upon their own advisors with respect to this and other ERISA issues which, if decided adversely to the Partnership, could result in qualified plan investors being deemed to have engaged in “prohibited transactions,” which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or “prohibited transactions.”

In the event our assets are deemed to constitute plan assets or certain transactions undertaken by us are deemed to constitute “prohibited transactions” under ERISA or the Internal Revenue Code, and no exemption for such transactions is obtainable by us, the General Partners have the right, but not the obligation, upon notice to all limited partners, but without the consent of any limited partner, to:

•	compel a termination and dissolution of the Partnership; or

•	restructure our activities to the extent necessary to comply with any exemption in the U.S. Department of Labor Regulations or any prohibited transaction exemption granted by the Department of Labor or any condition which the Department of Labor might impose as a condition to granting a prohibited transaction exemption.

Adverse tax consequences may result because of minimum distribution requirements.

If you intend to purchase units through your IRA, or if you are a trustee of an IRA or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (UBTI) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business, which is generally referred to as “UBTI.” Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

•	to finance improvements necessary to protect capital previously invested in a property;

•	to protect the value of our investment in a property; or

•	to make one of our properties more attractive for sale or lease.

Our General Partners have represented that they will not cause the Partnership to incur indebtedness unless they obtain an opinion from legal counsel or an opinion from our tax accountants that the proposed indebtedness more likely than not will not cause the income allocable to tax-exempt investors to be characterized as UBTI. Any such opinion will have no binding effect on the IRS or any court, however, and some risk remains that we may generate UBTI for our tax-exempt investors in the event that it becomes necessary for us to borrow funds.

Further, in the event we were deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties which is allocable to tax-exempt investors would be characterized as UBTI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2005.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following affiliated joint ventures (the “Joint Ventures”) and properties:

			Approximate Leased % as of December 31,
Joint Venture	Joint Venture Partners	Properties	2005	2004	2003	2002	2001
The Fund IX, Fund X, Fund XI, and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(1)	1. Alstom Power – Knoxville Building(2) A three-story office building located in Knoxville, Tennessee	–	100%	100%	100%	100%
		2. 360 Interlocken Building A three-story office building located in Broomfield, Colorado	97%	93%	70%	75%	100%

		3. Avaya Building A one-story office building located in Oklahoma City, Oklahoma	100%	100%	100%	100%	100%

		4. Iomega Building A single-story warehouse and office building located in Ogden, Utah	100%	100%	100%	100%	100%

		5. 1315 West Century Drive (formerly known as the “Ohmeda Building”) A two-story office building located in Louisville, Colorado	0%	100%	100%	100%	100%
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture owns interests only in other joint ventures and does not own interests in any properties directly.
Wells/Orange County Associates	• Fund X-XI Associates • Wells Operating Partnership, L.P.(1)	6. Cort Building(3) A one-story office and warehouse building located in Fountain Valley, California	–	–	–	100%	100%
Wells/Fremont Associates	• Fund X-XI Associates • Wells Operating Partnership, L.P.(1)	7. 47320 Kato Road A two-story warehouse and office building located in Fremont, California	100%	100%	100%	100%	100%

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	This property was sold in March 2005.

(3)	This property was sold in September 2003.

Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2005, the lease expirations scheduled during the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2008(2)	2	93,345	$1,273,618	617,577	34.0%	46.0%
2009(3)	2	166,674	1,179,809	403,133	60.7	42.7
2010(4)	2	5,211	107,976	52,358	1.9	3.9
2011(5)	1	4,832	106,304	51,547	1.8	3.8
2012(6)	1	4,364	96,008	46,554	1.6	3.5
2013(7)	1	0	2,400	1,164	0.0	0.1

	9	274,426	$2,766,115	$1,172,333	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the Joint Venture that owns the leased property.

(2)	Avaya lease (approximately 57,200 square feet) and GAIAM lease at 360 Interlocken Building (approximately 36,200 square feet).

(3)	Iomega lease (approximately 108,300 square feet) and TCI International, Inc. lease at 47320 Kato Road (approximately 58,400 square feet).

(4)	Casey Family Programs lease at the 360 Interlocken Building (approximately 2,900 square feet) and Ayres Associates, Inc. lease at the 360 Interlocken Building (approximately 2,300 square feet).

(5)	Culver Financial lease at the 360 Interlocken Building (approximately 4,800 square feet).

(6)	Lighthouse Financial lease at the 360 Interlocken Building (approximately 4,400 square feet).

(7)	Expiration of TCG Colorado ground lease at the 360 Interlocken Building.

Property Descriptions

The Joint Ventures and properties in which the Partnership owns an interest during the periods presented are further described below:

Fund IX-X-XI-REIT Associates

In March 1997, the Partnership and Wells Real Estate Fund IX, L.P. entered into a joint venture known as Fund IX and Fund X Associates (“Fund IX-X Associates”), which was subsequently renamed as Fund IX-X-XI-REIT Associates upon the admission of Wells Real Estate Fund XI, L.P. and Wells OP as joint venture partners, on June 11, 1998.

Prior to amending and restating the joint venture agreement, Fund IX-X Associates acquired and owned the following three properties: (i) the Alstom Power – Knoxville Building; (ii) 1315 West Century Drive; and (iii) the 360 Interlocken Building. On June 24, 1998, Fund IX-X-XI-REIT Associates purchased the Avaya Building, a one-story office building. On July 1, 1998, the Partnership transferred and contributed the Iomega Building, a single-story warehouse and office building including approximately 108,000 rentable square feet, to Fund IX-X-XI-REIT Associates, as a capital contribution.

As of December 31, 2005, the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund XI, L.P., and Wells OP held equity interests of approximately 48%, 39%, 9%, and 4%, respectively, in the following properties based on their respective cumulative capital contributions to Fund IX-X-XI-REIT Associates:

Alstom Power – Knoxville Building

In March 1997, Fund IX-X Associates began construction of the Alstom Power – Knoxville Building, a three-story office building comprised of approximately 84,000 rentable square feet located on a 5.62-acre tract of real property in Knoxville, Tennessee.

The entire rentable area of the Alstom Power – Knoxville Building was leased to Alstom Power, Inc., which commenced in December 1998 and was set to expire on October 31, 2014.

On March 15, 2005, the Fund IX-X-XI-REIT Associates sold the Alstom Power – Knoxville Building to an unrelated third party for a gross sale price of $12,000,000. As a result of the sale of the Alstom Power – Knoxville Building, the Partnership received net sale proceeds of approximately $5,647,000 and was allocated a gain of approximately $2,440,000.

360 Interlocken Building

On March 20, 1998 Fund IX-X Associates acquired the 360 Interlocken Building, a three-story multi-tenant office building containing approximately 52,000 rentable square feet located on a 5.1-acre tract of land in Broomfield, Colorado.

One major tenant, GAIAM, Inc. (“GAIAM”), currently occupies approximately 36,000 square feet (or 70% of the building). In 2004, GAIAM signed a three-year lease extension through May 31, 2008. Beginning June 1, 2004, the annual base rent for the GAIAM lease is approximately $588,000 per year through May 31, 2006. Beginning on June 1, 2006, the annual base rent increases to approximately $615,000 through May 31, 2007. Beginning on June 1, 2007, annual base rent increases to approximately $651,000 through the term of the lease.

An additional 27% of the building is leased to four tenants: Culver Financial (4,832 square feet, expiring February 2011); Lighthouse Financial, LLC (4,364 square feet, expiring July 2012); Casey Family Programs (2,910 square feet, expiring May 2010); and Ayres Associates, Inc. (2,301 square feet, expiring August 2010). Currently, Wells Management is actively pursuing prospective tenants to lease the remaining vacant space at the 360 Interlocken Building, which encompasses approximately 3% of the premises.

All tenants in the 360 Interlocken Building are responsible for paying a pro-rata share of the increases in taxes, utilities, insurance, and other operating costs over a base year as defined in their respective leases.

Avaya Building

On June 24, 1998, Fund IX-X-XI-REIT Associates acquired the Avaya Building from Wells Development Corporation, an affiliate of the General Partners. The Avaya Building is a one-story office building containing approximately 57,000 net rentable square feet on 5.3 acres of land.

Avaya, Inc. (“Avaya”) occupies the entire Avaya Building under the initial lease term of ten years, which commenced January 5, 1998 and expires January 31, 2008. The annual base rent payable is approximately $623,000 for the remainder of the lease term. In addition to base rent, Avaya is required to reimburse the landlord for certain insurance expenses. Avaya has the option to extend the initial term for two additional five-year periods. The annual base rent payable for each extended term will be assessed at the respective currently prevailing market rental rates.

Iomega Building

On July 1, 1998, the Partnership transferred and contributed the Iomega Building, a single-story warehouse and office building including approximately 108,000 rentable square feet located in Ogden, Utah, to Fund IX-X-XI-REIT Associates. The building is 100% occupied by Iomega Corporation. On March 22, 1999, Fund IX-X-XI-REIT Associates purchased a four-acre tract of vacant land adjacent to the Iomega Building. Wells Real Estate Fund IX, L.P. funded this acquisition and related land improvement costs and, accordingly, was credited as a capital contribution to Fund IX-X-XI-REIT Associates. This site was developed into an additional parking and loading-dock area, including 400 new parking stalls, and was completed in July 1999.

Iomega Corporation has extended its lease term through April 30, 2009 and, in connection therewith, will pay annual base rent of approximately $589,000, plus an additional annual base rent of approximately $114,000 related to the parking lot area. The lease is an economic triple-net lease, whereby the terms require the tenant to pay or to reimburse the landlord for all operating expenses.

1315 West Century Drive

On February 13, 1998, Fund IX-X Associates acquired 1315 West Century Drive, a two-story office building with approximately 107,000 rentable square feet located on a 15-acre tract of land located in Louisville, Colorado.

The entire rentable area of 1315 West Century Drive was under a lease with Ohmeda, Inc. (“Ohmeda”) through April 30, 2005. After fulfilling the terms of the lease, Ohmeda vacated the building, and it currently remains unoccupied. We are aggressively pursuing leasing opportunities for this asset.

Fund X-XI Associates

On July 15, 1998, Fund X-XI Associates was formed for the purpose of acquiring, developing, owning, operating and selling real properties. As of December 31, 2005, the Partnership and Wells Real Estate Fund XI, L.P. owned equity interests of approximately 58% and 42%, respectively, in Fund X-XI Associates based on their respective cumulative capital contributions thereto.

Wells/Orange County Associates

On July 27, 1998, Wells OP entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates, which developed a 52,000-square-foot warehouse and office building, the Cort Building, located in Fountain Valley, California. On July 30, 1998, Fund X-XI Associates acquired Wells Development Corporation’s interest in Wells/Orange County Associates

Cort Building

On September 11, 2003, Wells/Orange County Associates sold the Cort Building to an unrelated third party for a gross sales price of $5,770,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,818,000 and was allocated a loss of approximately $124,000

Wells/Fremont Associates

In July 1998, Wells OP entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates, which developed an approximately 58,000-square-foot, two-story manufacturing and office building, 47320 Kato Road, located in Fremont, California. On October 8, 1998, Fund X-XI Associates acquired Wells Development Corporation’s interest in Wells/Fremont Associates.

47320 Kato Road

The 47320 Kato Road building is 100% leased to one tenant, TCI International, Inc. (“TCI”), under a five-year lease term, which commenced on December 1, 2004 and expires on November 30, 2009. Under the lease, annual base rent of approximately $435,000 is payable through November 30, 2006. Beginning December 1, 2006, base rent will increase by approximately $14,000 annually through the end of the lease term.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. In addition, no legal proceeds were terminated during the fourth quarter of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2006, 2,422,642 Class A Units and 290,249 Class B Units held by a total of 1,623 and 146 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units at their discretion.

Unit Valuation

Because fiduciaries of retirement plans subject to the Employee Retirement Income Security Act (“ERISA”) and the Individual Retirement Account (“IRA”) custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2005, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2005, to be approximately $5.18 per Class A Unit and $4.75 per Class B Unit, based upon market conditions existing in early December 2005. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense which would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that once the Partnership begins the process of selling certain of its properties and that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $1.17 per Class A Unit and $7.12 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

Operating Distributions

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

Operating cash distributions made to limited partners holding Class A Units during 2004 and 2005 are summarized below:

Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	General Partner
March 31, 2004	$402,277	$0.00	$0.17	$0.00
June 30, 2004	$268,365	$0.00	$0.11	$0.00
September 30, 2004	$0	$0.00	$0.00	$0.00
December 31, 2004	$119,182	$0.00	$0.05	$0.00
March 31, 2005	$266,361	$0.00	$0.11	$0.00
June 30, 2005	$148,509	$0.00	$0.06	$0.00
September 30, 2005	$0	$0.00	$0.00	$0.00
December 31, 2005	$161,375	$0.00	$0.07	$0.00

Fourth quarter 2005 operating distribution were accrued for accounting purposes in 2005 and paid to limited partners holding Class A Units in February 2006. No operating cash distributions were paid to holders of Class B Units or the General Partners in 2005 or 2004.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2005	2004	2003	2002	2001
Total assets	$15,221,110	$17,728,465	$18,931,114	$19,938,960	$20,738,735
Equity in income of Joint Ventures	$3,032,297	$1,073,828	$1,006,287	$1,364,307	$1,549,588
Net income	$2,875,111	$907,857	$856,732	$1,240,352	$1,449,849
Net income (loss) allocated to Limited Partners:
Class A	$1,168,059	$357,097	$856,732	$1,977,552	$2,264,351
Class B	$1,707,052	$550,760	$0	$(737,200)	$(814,502)
Net income (loss) per weighted-average Limited Partner Unit:
Class A	$0.48	$0.15	$0.36	$0.85	$0.99
Class B	$5.84	$1.72	$0.00	$(1.90)	$(1.88)
Operating cash distributions per weighted-average Class A Limited Partner Unit:
Investment income	$0.00	$0.00	$0.06	$0.66	$0.61
Return of capital	$0.24	$0.33	$0.70	$0.19	$0.37
Operating cash distributions per weighted-average Class B Limited Partner Unit:
Investment income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of capital	$0.00	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$1.40	$0.20	$0.00	$0.00	$0.00
Class B	$5.01	$1.78	$0.00	$0.00	$0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A of this report.

Overview

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own interests in five assets, following the sale of the Alstom Power – Knoxville Building in March 2005. At this time, our focus involves increasing the overall occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our limited partners.

During the first quarter of 2005, we sold the Alstom Power – Knoxville Building for a gross sale price of $12,000,000, which was in excess of the original purchase price for this asset. In addition, we distributed net proceeds to limited partners for approximately $4,850,000 from the sales of the Cort Building and the Alstom Power – Knoxville Building in November 2005. We have returned, or announced plans to return, total net sale proceeds of approximately $5,885,000 to the limited partners from original gross capital contributions of approximately $27,129,000.

Total occupancy of our portfolio has declined to 68%, as we are facing some near-term leasing issues that may negatively impact our future operating performance. The 1315 West Century Drive property is now vacant and we have a small amount of vacant space to lease at the 360 Interlocken Building. While these leasing challenges may impact our performance in the near-term, we are working aggressively with potential tenants in these markets to minimize the negative financial impact.

The fourth quarter 2005 operating distributions to limited partners increased from the previous quarter as a result of funding capital improvements at the 360 Interlocken Building in the third quarter of 2005. However, we anticipate that future operating distributions may be reserved or remain low in order to provide funding for anticipated re-leasing costs for 1315 West Century Drive and the small amount of vacant space at the 360 Interlocken Building. Once the details surrounding the extent of the capital requirements become known, the General Partners will evaluate if distributions of the remaining net sale proceeds from the Alstom Power – Knoxville Building sale would be appropriate.

Property Summary

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

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Cort Building was sold on September 11, 2003.

•	The Alstom Power – Knoxville Building sold on March 15, 2005.

•	The 360 Interlocken Building is located in the Broomfield submarket of Denver, Colorado. The majority of this building is leased to GAIAM, Inc. through May 2008, now that we have successfully extended its lease for three years. We signed a new lease in the second quarter that increased the building occupancy to 97%. We also continue to pursue tenants for the remaining vacancy at this property.

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008.

•	The Iomega Building, located in Ogden, Utah, outside Salt Lake City, is 100% leased through April 2009.

•	The 1315 West Century Drive property is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expired in April 2005, and this property is currently vacant. We are aggressively pursuing leasing opportunities for this asset.

•	The 47320 Kato Road building, located in Fremont, California, in the Silicon Valley area, is 100% leased through November 2009.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic Conditions and Real Estate Market Commentary

The General Partners review a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

The U.S. economy experienced a moderate rate of growth at the end of 2005. Actual gross domestic product (“GDP”) grew at an annual rate of 1.1% for the fourth quarter of 2005, which declined from an annual growth rate of 4.1% for the third quarter of 2005. The decline in the rate of economic growth for the fourth quarter of 2005 is primarily attributable to corresponding declines in consumer and federal government spending and net exports. Annual GDP growth is projected to remain in the range of 3% during 2006. The economy is anticipated to grow at a slower pace during 2006 due to rising energy prices and growing trade deficits. However, the rate of job growth relative to the labor force is expected to continue to improve in 2006, partially due to a shrinking labor force.

The U.S. office real estate market has shown some improvement over the past two years. The continued improvement of the overall economy is having a positive impact on office real estate fundamentals in certain markets. Office employment has grown moderately over the last year, and the pace is anticipated to accelerate in future years. The source of the future growth is projected to come predominately from the service sector. The U.S. office vacancy rate declined from approximately 14.1% for the third quarter of 2005 to approximately 13.6% for the fourth quarter of 2005. Positive absorption and low levels of new construction are projected to lead to a further reduction in vacancy in 2006. Increased tenant demand and steady absorption is expected to continue to contribute to positive rental rate growth in certain markets. Many markets are expected to move from the recovery cycle to the expansion cycle during 2006. The strength of office real estate market fundamentals will vary by location, as market conditions and real estate fundamentals differ based on geographical region, metropolitan area, and submarket.

The real estate capital transactions market remains relatively healthy and exceedingly liquid. The national transaction volume has grown at an average annual rate of over 50% during the past two years. Capitalization rates (“Cap rates”), or required first-year returns on real estate investments, remain low and we believe are likely to remain flat through 2006. The spread between average cap rates and 10-year U.S. Treasuries remained relatively stable in 2005. We believe that, absent a significant movement in interest rates or a significant decrease in capital flows into the real estate market, cap rates will remain at or near their current levels.

Impact of Economic Conditions to the Partnership

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which we may benefit from this growth is dependent upon the contractual rental rates currently provided in existing leases at the properties in which we own an interest. Specifically, in instances where leases were executed at a time when the market demanded higher rental rates as compared to today, new leasing activities could actually result in a decrease in future rental rates.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may still face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

During the year ended December 31, 2005, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $707,000, as compared to approximately $1,185,000 for the year ended December 31, 2004 and $1,743,000 for the year ended December 31, 2003. The 2005 and 2004 declines are primarily attributable to corresponding declines in operating distributions received from the Joint Ventures, as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions from the Joint Ventures declined during 2005 and 2004, as compared to the prior year, primarily as a result of (i) a reduction in cash flows from the aforementioned sales of the Alstom Power – Knoxville Building and the Cort Building, (ii) absorbing rent abatements for 47320 Kato Road in 2005 and the Alstom Power – Knoxville Building and the 360 Interlocken Building in 2004, and (iii) the expiration of the lease of the sole tenant of 1315 West Century Drive in April 2005. Future operating distributions are expected to remain low or be reserved in order to fund the Partnership’s pro-rata share of anticipated re-leasing costs for 1315 West Century Drive and the 360 Interlocken Building.

During 2005, we also received net proceeds from the sale of the Alstom Power – Knoxville Building of approximately $5.6 million, and distributed net sale proceeds to limited partners of approximately $4.9 million.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $207,000, as of December 31, 2005. During 2006, our General Partners anticipate that we will fund our proportionate share of capital expenditures noted above.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of their properties, and tenant improvements for the purpose of readying their properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. The Partnership and respective Joint Venture partners will fund any capital or other expenditures not provided for by the operations of the Joint Ventures, on a pro-rata basis.

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

As of December 31, 2005, we have received, used, distributed, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of December 31, 2005	Undistributed Net Proceeds as of December 31, 2005
				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0	–	$1,818,114	$0
Alstom Power – Knoxville Building (sold in 2005)	11,646,089	48.5%	5,647,340	0	–	4,066,886	1,580,454

			$7,465,454	$0		$5,885,000	$1,580,454

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that substantially all of the undistributed net sale proceeds above will be required to fund the Partnership’s pro-rata share of the anticipated costs in connection with capital improvements and re-leasing activities at 1315 West Century Drive and the 360 Interlocken Building.

Results of Operations

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $3,032,297 and $1,073,828 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase is primarily attributable to (i) a gain recognized on the sale of the Alstom Power – Knoxville Building in the first quarter of 2005, and (ii) a reduction in depreciation expense due to changing the estimated weighted-average composite useful life for all buildings owned through the Joint Venture from 25 years to 40 years effective July 1, 2004. We expect future equity in income of Joint Ventures to decrease as a result of (i) a reduction in operating income due to the sale of the Alstom Power – Knoxville Building, and (ii) the vacancy at 1315 West Century Drive.

Expenses

Total expenses were $293,146 and $184,794 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase is primarily attributable to increases in administrative salaries, accounting fees, legal fees, postage and delivery expense, and printing costs, all of which have occurred in association with increased reporting and regulatory requirements, as well as an increase in Tennessee partnership taxes as a result of the gain recognized on the sale of the Alstom Power – Knoxville Building. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, due to the sale of the Alstom Power – Knoxville Building, we anticipate future expenses to decrease.

Interest and Other Income

Interest and other income was $135,960 and $18,823 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase is primarily a result of (i) an increase in the average amount of net sale proceeds held during 2005 as a result of the sale of the Alstom Power – Knoxville Building and (ii) an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the investors.

Comparison of the year ended December 31, 2004 vs. the year ended December 31, 2003

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $1,073,828 and $1,006,287 for the years ended December 31, 2004 and 2003, respectively. The increase is primarily attributable to (i) the loss recognized on the sale of the Cort Building in September 2003, and (ii) a reduction in depreciation expense due to changing the estimated weighted-average composite useful life for all buildings owned through the Joint Venture from 25 years to 40 years effective July 1, 2004.

Expenses

Total expenses were $184,794 and $151,060 for the years ended December 31, 2004 and 2003, respectively. The increases are primarily attributable to increases in administrative salaries, accounting fees, legal fees, postage and delivery expense, and printing costs, all of which have occurred in association with increased reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $18,823 and $1,505 for the years ended December 31, 2004 and 2003, respectively. The increase is a result of an increase in the average amount of net sale proceeds held during 2004 as a result of the September 2003 sale of the Cort Building.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Ventures’ assets by class will be as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2005.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital and Wells Management, or their affiliates, for property management and leasing services and reimbursement of operating costs. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our independent registered public accountants during the years ended December 31, 2005 or 2004.

ITEM 9A. CONTROLS	AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION.

For the quarter ended December 31, 2005, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 62, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate General Partner. He is also the sole stockholder, president, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association.

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

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

In November 2004, a putative class action complaint, the Hendry Action, was filed against, among others, Wells Capital, Mr. Wells, and Wells Management. See Part I, Item 1 for additional information regarding the Hendry Action.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partner of our General Partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Based solely on our review of copies of these reports furnished to us by the officers and directors of the general partner of our General Partner, we believe that the officers and directors of the general partner of our General Partner listed below did not timely file initial Form 3 reports pursuant to Section 16(a) filing requirements (there are no individuals who own 10% of any class of equity interests in the Partnership). In addition, Leo F. Wells, III and Angeline J. Wells inadvertently failed to report prior issuances of units on such Form 3 reports when those reports were filed with the SEC. All such issuances were subsequently reported on amended Form 3 reports.

Name	Report	No. of Late Reports	No. of Late Transactions	Date Form Filed
Robert E. Bowers	Form 3	1	0	June 2, 2005
Thomas F. Brittelle	Form 3	1	0	June 2, 2005
Linda L. Carson	Form 3	1	0	June 2, 2005
Stephen G. Franklin, Sr.	Form 3	1	0	June 2, 2005
Randy Fretz	Form 3	1	0	June 2, 2005
Angeline J. Wells	Form 3	2	1	June 2, 2005 and March 17, 2006
Leo F. Wells, III	Form 3	2	2	June 2, 2005 and March 17, 2006
Douglas P. Williams	Form 3	1	0	June 2, 2005
Donald A. Miller	Form 3	1	0	July 8, 2005

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Senior Vice President of Wells Capital. The Financial Oversight

Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate General Partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

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

As of December 31, 2005, the Partnership has not made payments directly to the General Partners. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)    No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)    Set forth below is the security ownership of management as of February 28, 2006.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	110.036 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 110.036 Class A Units through an Individual Retirement Account.

(c)    No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners and their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2005.

Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. The Partnership’s share of management and leasing fees and lease acquisition cost incurred through the Joint Ventures were $64,051, $117,505, and $142,944 for the years ended December 31, 2005, 2004, and 2003, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2005, 2004, or 2003.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We reimbursed Wells Capital and Wells Management for administrative expenses of $81,934, $84,837, and $49,558 for the years ended December 31, 2005, 2004, and 2003, respectively, which are included in partnership administration expenses in the accompanying statements of operations.

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

Fees Paid to the Independent Registered Public Accountants

During the year ended December 31, 2005, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accountants and provided certain tax and other services. Ernst & Young has served as our independent registered public accountants since July 3, 2002. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Ernst & Young, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2005 and 2004, are set forth in the table below.

	2005	2004
Audit Fees	$39,591	$26,496
Audit-Related Fees	0	0
Tax Fees	21,370	13,173
Other Fees	0	0

Total	$60,961	$39,669

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

During the fiscal years ended December 31, 2005 and 2004, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

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

WELLS REAL ESTATE FUND X, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 28, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 28, 2006	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND X, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund X, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund X, L.P. (the “Partnership”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund X, L.P. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 2, 2006

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS
	2005	2004
Investment in joint ventures	$13,267,855	$16,477,756
Cash and cash equivalents	1,828,183	857,860
Due from joint ventures	125,072	392,849

Total assets	$15,221,110	$17,728,465

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$37,036	$39,068
Due to affiliates	8,132	4,514
Partnership distributions payable	161,376	119,182

Total liabilities	206,544	162,764

Commitments and contingencies	0	0

Partners’ Capital:
Limited partners:
Class A – 2,422,642 units and 2,407,142 units issued and outstanding as of December 31, 2005 and 2004, respectively	14,815,005	17,565,701
Class B – 290,249 units and 305,749 units issued and outstanding as of December 31, 2005 and 2004, respectively	199,561	0

Total partners’ capital	15,014,566	17,565,701

Total liabilities and partners’ capital	$15,221,110	$17,728,465

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
EQUITY IN INCOME OF JOINT VENTURES	$3,032,297	$1,073,828	$1,006,287

EXPENSES:
Partnership administration	222,763	143,786	132,294
Legal and accounting	70,383	41,008	18,766

Total expenses	293,146	184,794	151,060

INTEREST AND OTHER INCOME	135,960	18,823	1,505

NET INCOME	$2,875,111	$907,857	$856,732

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$1,168,059	$357,097	$856,732

CLASS B	$1,707,052	$550,760	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.48	$0.15	$0.36

CLASS B	$5.84	$1.72	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,420,517	2,391,723	2,360,734

CLASS B	292,374	321,168	352,158

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2002	2,328,014	$19,426,530	384,877	$0	$0	$19,426,530

Class B conversion elections	48,336	0	(48,336)	0	0	0
Net income	0	856,732	0	0	0	856,732
Distributions of operating cash flow ($0.76 per weighted-average Class A Unit)	0	(1,800,593)	0	0	0	(1,800,593)

BALANCE, DECEMBER 31, 2003	2,376,350	18,482,669	336,541	0	0	18,482,669

Class A conversion elections	(2,500)	(19,327)	2,500	19,327	0	0
Class B conversion elections	33,292	0	(33,292)	0	0	0
Net income	0	357,097	0	550,760	0	907,857
Distributions of operating cash flow ($0.33 per Class A weighted-average Class A Unit)	0	(789,825)	0	0	0	(789,825)
Distributions of net sales proceeds ($0.20 and $1.78 per weighted-average Class A Unit and Class B Unit, respectively)	0	(464,913)	0	(570,087)	0	(1,035,000)

BALANCE, DECEMBER 31, 2004	2,407,142	17,565,701	305,749	0	0	17,565,701

Class A conversion elections	(2,000)	(14,595)	2,000	14,595	0	0
Class B conversion elections	17,500	57,494	(17,500)	(57,494)	0	0
Net income	0	1,168,059	0	1,707,052	0	2,875,111
Distributions of operating cash flow ($0.24 per weighted-average Class A Unit)	0	(576,245)	0	0	0	(576,245)
Distributions of net sales proceeds ($1.40 and $5.01 per weighted-average Class A Unit and Class B Unit, respectively)	0	(3,385,409)	0	(1,464,592)	0	(4,850,001)

BALANCE, DECEMBER 31, 2005	2,422,642	$14,815,005	290,249	$199,561	$0	$15,014,566

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,875,111	$907,857	$856,732
Operating distributions received from joint ventures	862,635	1,325,009	1,892,429
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(3,032,297)	(1,073,828)	(1,006,287)
Operating changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(2,032)	24,026	(560)
Increase in due to affiliates	3,618	1,824	566

Net cash provided by operating activities	707,035	1,184,888	1,742,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales proceeds received from joint ventures	5,647,340	0	1,818,114
Investment in joint ventures	0	0	(40,154)

Net cash provided by investing activities	5,647,340	0	1,777,960

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners in excess of accumulated operating income	(534,051)	(1,101,356)	(1,377,008)
Distributions paid to limited partners from accumulated operating income	0	0	(487,576)
Net sales proceeds distributions paid to limited partners	(4,850,001)	(1,035,000)	0

Net cash used in financing activities	(5,384,052)	(2,136,356)	(1,864,584)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	970,323	(951,468)	1,656,256

CASH AND CASH EQUIVALENTS, beginning of year	857,860	1,809,328	153,072

CASH AND CASH EQUIVALENTS, end of year	$1,828,183	$857,860	$1,809,328

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$161,376	$119,182	$430,713

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund X, L.P. (the “Partnership”) is a public limited partnership organized on June 20, 1996 under the laws of the state of Georgia with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. Upon subscription for units, each limited partner must elect whether to have its units treated as Class A Units or Class B Units. Thereafter, limited partners have the right to change their prior election to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) dissolve the Partnership; and (e) approve a sale of all or substantially all of the Partnership’s assets, subject to certain limitations. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

1. Alstom Power – Knoxville Building(1)

A three-story office building located in Knoxville, Tennessee

2. 360 Interlocken Building

A three-story office building located in Boulder, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Utah

Joint Venture	Joint Venture Partners	Properties
5. 1315 West Century Drive (formerly known as the “Ohmeda Building”) A two-story office building located in Louisville, Colorado
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture owns interests only in other joint ventures and does not own any properties directly.
Wells/Fremont Associates	• Fund X and XI Associates • Wells Operating Partnership, L.P.(2)	6. 47320 Kato Road A two-story warehouse and office building located in Fremont, California
Wells/Orange County Associates	• Fund X and XI Associates • Wells Operating Partnership, L.P.(2)	7. Cort Building(3) A one-story office and warehouse building located in Fountain Velley, California

(1)	This property was sold in March 2005.

(2)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(3)	This property was sold in September 2003.

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, effective March 31, 2004. The Partnership and its partners in the Joint Ventures have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. Management has evaluated the Joint Ventures and determined that they are not variable interest entities under the provisions of FIN 46(R) because such joint ventures do not conduct substantially all of their activities on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined that the joint venture partners are not related parties, as defined in FIN 46(R) and Statement of Financial Accounting Standard (“SFAS”) No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine the weighted-average composite useful lives of their real estate assets. As a result of this review, effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. The change resulted in an increase to the Partnership’s net income of approximately $136,000 for the year ended December 31, 2004. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, the Partnership’s net income would be misstated.

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

Distributions of Sales Proceeds

Upon the sale of the Partnership’s properties, unless reserved, net sale proceeds will be distributed in the following order:

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

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this statement is not expected to have a material effect on the Partnership’s financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations, effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS No. 143 as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Partnership. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Partnership may have undetected asbestos at certain of the Partnership’s properties. Because the obligations to remove asbestos from any of these properties have indeterminate settlement dates, the Partnership is unable to reasonably estimate the fair values of these obligations. To the extent that these properties undergo major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of a property. The adoption of FIN 47 did not have a material effect on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2005 and 2004, Due from Joint Ventures represents the Partnership’s share of operating cash flow to be distributed for the fourth quarters of 2005 and 2004, respectively, from the following Joint Ventures:

	2005	2004
Fund IX-X-XI-REIT Associates	$112,877	$363,697
Fund X-XI Associates	12,195	29,152

	$125,072	$392,849

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2005 and 2004 are summarized below:

	2005		2004
	Amount	Percentage	Amount	Percentage
Fund IX-X-XI-REIT Associates	$12,292,659	48%	$15,487,048	48%
Fund X-XI Associates	975,196	58%	990,708	58%

	$13,267,855		$16,477,756

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2005 and 2004 are presented below:

	2005	2004
Investment in Joint Ventures, beginning of year	$16,477,756	$16,642,806
Equity in income of Joint Ventures	3,032,297	1,073,828
Contributions to Joint Ventures	0	0
Distributions from Joint Ventures	(6,242,198)	(1,238,878)

Investment in Joint Ventures, end of year	$13,267,855	$16,477,756

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004, and 2003 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Fund IX-X-XI-REIT Associates	$26,163,790	$33,591,791	$813,530	$1,653,981	$25,350,260	$31,937,810
Fund X-XI Associates	1,702,202	1,745,326	21,021	37,568	1,681,181	1,707,758

	$27,865,992	$35,337,117	$834,551	$1,691,549	$27,031,441	$33,645,568

	Total Revenues			Income From Continuing Operations			Income From Discontinued Operations			Net Income(1)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
Fund IX-X-XI-REIT Associates	$2,909,160	$3,467,085	$3,609,231	$1,016,463	$1,386,719	$1,316,827	$5,177,161	$696,453	$605,668	$6,193,624	$2,083,172	$1,922,495
Fund X-XI Associates	0	0	0	49,867	109,754	127,635	0	0	0	49,867	109,754	127,635

	$2,909,160	$3,467,085	$3,609,231	$1,066,330	$1,496,473	$1,444,462	$5,177,161	$696,453	$605,668	$6,243,491	$2,192,926	$2,050,130

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for the year ended December 31, 2004 of approximately $263,964 for Fund IX-X-XI-REIT Associates. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Condensed financial information for the joint ventures in which the Partnership held an interest through its interest in Fund X-XI Associates as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Wells/ Orange County Associates	$0	$0	$0	$0	$0	$0
Wells/Fremont Associates	7,583,387	7,776,806	110,095	185,371	7,473,292	7,591,435

	$7,503,387	$7,776,806	$110,095	$185,371	$7,473,292	$7,591,435

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)(1)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
Wells/ Orange County Associates	$0	$0	$0	$0	$(7,573)	$(7,866)	$0	$(18,944)	$22,433	$0	$(26,517)	$14,567
Wells/Fremont Associates	475,989	880,778	902,927	221,672	556,594	548,993	0	0	0	221,672	556,594	548,993

	$475,989	$880,778	$902,927	$221,672	$549,021	$541,127	$0	$(18,944)	$22,433	$221,672	$530,077	$563,560

(1)	Effective July 1, 2004, the Wells/Fremont Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the year ended December 31, 2004 of approximately $62,984. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice

The Partnership allocates operating income (loss) and gain (loss) on sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2005			2004			2003
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income	Loss on Sale	Total
Fund IX-X-XI-REIT Associates	$145,199	$5,031,962	$5,177,161	$696,453	$0	$696,453	$605,668	$0	$605,668
Fund X-XI Associates	0	0	0	0	0	0	0	0	0
Wells/ Orange County Associates	0	0	0	(18,944)	0	(18,944)	401,090	(378,657)	22,433
Wells/Fremont Associates	0	0	0	0	0	0	0	0	0

	$145,199	$5,031,962	$5,177,161	$677,509	$0	$677,509	$1,006,758	$(378,657)	$628,101

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the joint ventures pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition cost incurred through the Joint Ventures is $64,051, $117,505, and $142,944 for the years ended December 31, 2005, 2004, and 2003, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $81,934, $84,837, and $49,558 for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2005 and 2004, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

5.	PER-UNIT AMOUNTS

Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying financial statements, will vary from the per-unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Class A Units and Class B Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions, and cumulative earnings allocations as a result of, among other things, the ability of unit holders to elect to be treated as Class A Units or Class B Units, or to change their prior elections, on a quarterly basis.

For the reasons mentioned above, distributions of net sale proceeds per unit also vary among individual unit holders. Distributions of net sale proceeds have been calculated at the investor level pursuant to the partnership agreement and allocated between the Class A and Class B limited partners in the period paid. Accordingly, distributions of net sale proceeds per unit, as presented in the accompanying financial statements, vary from the per-unit amounts attributable to the individual investors.

6.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Financial statement net income	$2,875,111	$907,857	$856,732
Increase (decrease) in net income resulting from:
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	0	473	0
Depreciation expense for financial reporting purposes greater than (less than) amounts for income tax purposes	(14,265)	164,339 (1)	299,190
Rental income for financial reporting purposes (greater than) less than amounts for income tax purposes	(100,681)	(161,531)	141,939
Expenses capitalized for financial reporting purposes less than amounts deducted for income tax purposes	0	0	(8,475)
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(359,472)	0	(100,607)
Other	14,616	(14,564)	0

Income tax basis net income	$2,415,309	$896,574	$1,188,779

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which Tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Financial statement partners’ capital	$15,014,566	$17,565,701	$18,482,669
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	351	351	351
Accumulated penalties	3,191	3,191	3,191
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	473	473	0
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	2,063,028	2,077,293	1,912,954
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(475,562)	(374,881)	(213,350)
Syndication costs capitalized for income tax purposes, which are accounted for as a cost of capital for financial reporting purposes	4,038,088	4,038,088	4,038,088
Accumulated amortization expense for income tax purposes greater than amounts for financial reporting purposes	(94,486)	(94,486)	(94,486)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	104,762	104,762	104,762
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(460,079)	(100,607)	(100,607)
Partnership’s distributions payable	161,376	119,182	430,713
Other	52	(14,564)	0

Income tax basis partners’ capital	$20,355,760	$23,324,503	$24,564,285

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004:

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$2,754,797	$201,033	$43,153	$33,314
Interest and other income	$4,442	$17,303	$48,018	$66,197
Net income	$2,706,151	$162,850	$(28,627)	$34,737
Net income allocated to limited partners:
Class A	$714,587	$272,807	$56,303	$124,362
Class B	$1,991,564	$(109,957)	$(84,930)	$(89,625)
Net income (loss) per weighted-average limited partner unit:
Class A	$0.30	$0.11	$0.02	$0.05
Class B(a)	$6.67	$(0.38)	$(0.29)	$(0.31)
Distribution of operating cash per weighted-average limited partner unit:
Class A	$0.11	$0.06	$0.00	$0.07
Class B	$0.00	$0.00	$0.00	$0.00
Distribution of NSP per weighted-average limited partner unit:
Class A	$0.00	$0.00	$0.00	$1.40
Class B	$0.00	$0.00	$0.00	$5.01

(a)	The quarterly per unit amounts have been calculated using actual income (loss) for the respective quarters. Conversely, the corresponding annual income (loss) per unit amounts have been calculated assuming that income (loss) was earned ratably over the year. As a result, the sum of these quarterly per unit amounts does not equal the respective annual per unit amount presented in the accompanying financial statements.

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$273,809	$226,998	$289,790	$283,230
Interest and other income	$4,018	$4,022	$4,381	$6,402
Net income	$248,897	$157,715	$261,318	$239,927
Net income allocated to limited partners:
Class A	$248,897	$157,715	$261,318	$(310,833)
Class B	$0	$0	$0	$550,760
Net income (loss) per weighted-average limited partner unit:
Class A	$0.09	$0.07	$0.11	$(0.12)
Class B	$0.00	$0.00	$0.00	$1.72
Distribution of operating cash per weighted-average limited partner unit:
Class A(a)	$0.17	$0.11	$0.00	$0.05
Class B	$0.00	$0.00	$0.00	$0.00
Distribution of NSP per weighted-average limited partner unit:
Class A	$0.00	$0.00	$0.00	$0.20
Class B	$0.00	$0.00	$0.00	$1.78

(a)	The sum of the four quarterly amounts does not equal the respective annual amount presented in the accompanying financial statements due to rounding.

8.	PARTNERSHIP ADMINISTRATION AND LEGAL AND ACCOUNTING COSTS

Partnership administration and legal and accounting costs for the years ended December 31, 2005, 2004, and 2003 are comprised of the following items:

	2005	2004	2003
Salary reimbursements	$81,934	$84,837	$49,558
Taxes and licensing fees	95,549	30,270	48,189
Independent accounting fees	21,132	26,869	15,647
Printing expenses	27,728	19,070	12,232
Postage and delivery expenses	4,326	11,618	5,449
Other professional fees	3,694	1,771	5,301
Legal fees	49,252	14,139	3,119
Bank service charge	0	469	1,446
Life insurance	279	559	0
Computer costs	1,865	2,297	10,119
Other	7,387	(7,105)	0

Total partnership administration and legal and accounting costs	$293,146	$184,794	$151,060

9.	POTENTIAL TAX IMPACT FOR LIMITED PARTNERS HOLDING CLASS B UNITS – AMERICAN JOBS CREATION ACT OF 2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheets of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 2, 2006

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
Real estate assets, at cost:
Land	$6,090,090	$6,698,020
Building and improvements, less accumulated depreciation of $7,292,823 and $9,662,126 at December 31, 2005 and 2004, respectively	18,815,022	23,891,461

Total real estate assets, net	24,905,112	30,589,481

Cash and cash equivalents	693,878	1,153,824
Accounts receivable, net	241,801	962,419
Deferred leasing costs, net	211,267	776,208
Other assets	111,732	109,859

Total assets	$26,163,790	$33,591,791

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and refundable security deposits	$573,544	$895,985
Due to affiliate	7,208	20,009
Deferred income	0	124,569
Partnership distributions payable	232,778	613,418

Total liabilities	813,530	1,653,981
Partners’ capital:
Wells Real Estate Fund IX, L.P.	9,894,351	12,465,512
Wells Real Estate Fund X, L.P.	12,292,658	15,487,047
Wells Real Estate Fund XI, L.P.	2,227,884	2,806,837
Wells Operating Partnership, L.P.	935,367	1,178,414

Total partners’ capital	25,350,260	31,937,810

Total liabilities and partners’ capital	$26,163,790	$33,591,791

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
REVENUES:
Rental income	$2,476,339	$3,116,052	$3,051,281
Tenant reimbursements	402,654	350,544	557,950
Interest and other income	30,167	489	0

Total revenues	2,909,160	3,467,085	3,609,231

EXPENSES:
Property operating costs	941,078	878,422	903,651
Depreciation	635,428	829,246	1,033,076
Management and leasing fees	156,420	227,178	206,572
Joint venture administration	103,724	92,970	106,069
Legal and accounting	56,047	52,550	43,036

Total expenses	1,892,697	2,080,366	2,292,404

NET INCOME FROM CONTINUING OPERATIONS	1,016,463	1,386,719	1,316,827

DISCONTINUED OPERATIONS:
Operating income	145,199	696,453	605,668
Gain on disposition	5,031,962	0	0

Income from discontinued operations	5,177,161	696,453	605,668

NET INCOME	$6,193,624	$2,083,172	$1,922,495

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 2002	$13,176,010	$16,369,765	$2,966,822	$1,245,576	$33,758,173

Net income	750,361	932,243	168,960	70,931	1,922,495
Partnership contributions	32,320	40,154	7,278	3,055	82,807
Partnership distributions	(1,400,822)	(1,740,369)	(315,426)	(132,417)	(3,589,034)

Balance, December 31, 2003	12,557,869	15,601,793	2,827,634	1,187,145	32,174,441

Net income	813,076	1,010,157	183,081	76,858	2,083,172
Partnership distributions	(905,433)	(1,124,903)	(203,878)	(85,589)	(2,319,803)

Balance, December 31, 2004	12,465,512	15,487,047	2,806,837	1,178,414	31,937,810

Net income	2,417,408	3,003,369	544,333	228,514	6,193,624
Partnership distributions	(4,988,569)	(6,197,758)	(1,123,286)	(471,561)	(12,781,174)

Balance, December 31, 2005	$9,894,351	$12,292,658	$2,227,884	$935,367	$25,350,260

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,193,624	$2,083,172	$1,922,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	681,018	1,177,848	1,438,897
Amortization of deferred leasing costs	62,275	55,189	74,625
Gain on sale of property	(5,031,962)	0	0
Changes in assets and liabilities:
Increase in accounts receivable, net	(66,259)	(390,820)	(88,843)
(Increase) decrease in other assets	(1,873)	(12,167)	3,065
(Decrease) increase in accounts payable and refundable security deposits	(322,441)	290,077	(59,855)
(Decrease) increase in due to affiliate	(12,801)	(626)	15,730
(Decrease) increase in deferred income	(124,569)	(19,758)	144,327

Net cash provided by operating activities	1,377,012	3,182,915	3,450,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	11,646,089	0	0
Investment in real estate assets	(79,675)	(308,577)	(135,871)
Payment of deferred lease acquisition costs	(241,558)	(589,504)	0

Net cash provided by (used in) investing activities	11,324,856	(898,081)	(135,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	(11,646,089)	0	0
Operating distributions to joint venture partners in excess of accumulated earnings	(1,515,725)	(2,641,497)	(3,224,854)
Contributions received from partners	0	0	82,807

Net cash used in financing activities	(13,161,814)	(2,641,497)	(3,142,047)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(459,946)	(356,663)	172,523

CASH AND CASH EQUIVALENTS, beginning of year	1,153,824	1,510,487	1,337,964

CASH AND CASH EQUIVALENTS, end of year	$693,878	$1,153,824	$1,510,487

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$232,778	$613,418	$935,112

Write-off of fully amortized deferred leasing costs	$0	$52,232	$827

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION AND BUSINESS

In March 1997, Wells Real Estate Fund IX, L.P. entered into a Georgia general partnership with Wells Real Estate Fund X, L.P. to form Fund IX and Fund X Associates (“Fund IX-X Associates”) for the purpose of acquiring, developing, operating, and selling real properties. On March 20, 1997, Wells Real Estate Fund IX, L.P. contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon to Fund IX-X Associates on which an approximately 84,000 square foot, three-story office building, the Alstom Power-Knoxville Building, was constructed and commenced operations. On February 13, 1998, Fund IX-X Associates purchased an approximate 107,000 square foot, two-story office building, 1315 West Century Drive, in Louisville, Colorado. On March 20, 1998, Fund IX-X Associates purchased an approximately 52,000 square foot, three-story office building, the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX-X Associates was amended and restated as The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) upon admitting Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (“Wells OP”). On June 24, 1998, the Joint Venture purchased an approximately 57,000 square foot, one-story office building, the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Real Estate Fund X, L.P. purchased an approximately 108,000 square foot, one-story office and warehouse building, the Iomega Building, in Ogden, Utah. On July 1, 1998, Wells Real Estate Fund X, L.P. contributed the Iomega Building to the Joint Venture. Ownership interests were recomputed based on the relative cumulative capital contributions from the joint venture partners.

On March 15, 2005, the Joint Venture sold the Alstom Power – Knoxville Building to an unrelated third party for a gross sales price of $12,000,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $11,646,000 and recognized a gain of approximately $5,032,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions, and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets.

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate in which the Joint Venture has an ownership interest, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate may not be recoverable, management assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Joint Venture adjusts the real estate to the estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) and recognizes impairment losses. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $263,964 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $975 are included in accounts receivable, as of December 31, 2005 and 2004, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. Deferred leasing costs are presented net of accumulated amortization of $77,615 and $386,886 as of December 31, 2005 and 2004, respectively.

Other Assets

Other assets as of December 31, 2005 and 2004 is comprised of the following items:

	2005	2004
Refundable security deposits	$102,253	$97,887
Prepaid expenses	9,479	11,972

Total	$111,732	$109,859

Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture may apply such balances toward unpaid receivable balances or property damages, where applicable, and is obligated to refund any residual balances to the tenants upon the expiration of the related lease terms.

Prepaid expenses are primarily comprised of prepaid insurance and contract labor costs. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

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

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations, effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS No. 143 as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Joint Venture. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Joint Venture may have undetected asbestos at certain of the Joint Venture’s properties. Because the obligations to remove asbestos from any of these properties have indeterminate settlement dates, the Joint Venture is unable to reasonably estimate the fair values of these obligations. To the extent that these properties undergo major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of a property. The adoption of FIN 47 did not have a material effect on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2005, 2004, and 2003, the Joint Venture incurred management and leasing fee expenses of $127,392, $232,074, and $269,718, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

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

During 2005, 2004, and 2003, the Joint Venture reimbursed $79,832, $90,107, and $106,652, respectively, to Wells Management and its affiliates for these services, portions of which are included in income from discontinued operations in the accompanying statements of operations.

On December 21, 2005, Wells Capital, Inc. (“Wells Capital”) and Wells Management assigned rights to receive certain fees and reimbursements to Wells Advisory Services I, LLC (“WASI”), an unaffiliated entity. Accordingly, the Joint Venture will make all future payments of management and leasing fees and administrative reimbursements to WASI.

Due to Affiliate

As of December 31, 2005 and December 31, 2004, due to affiliate balances reflect amounts due to Wells Management for the following items:

	2005	2004
Reimbursement of administration costs	$4,549	$5,748
Management and leasing fees	2,659	14,261

	$7,208	$20,009

4.    DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, that the operating results of real estate assets sold or held for sale be included in discontinued operations in the statement of operations for all periods presented. The Joint Venture sold the Alstom Power – Knoxville Building on March 15, 2005. The results of operations of the Alstom Power – Knoxville Building, which are included as discontinued operations in the accompanying statements of operations, are presented below:

	2005	2004	2003
Total property revenues	$309,482	$1,617,130	$1,603,161

Property operating costs	90,130	424,151	420,216
Depreciation	45,590	348,603	405,821
Management and leasing fees	27,551	141,321	163,885
Legal and accounting	1,012	6,602	7,571

Total expenses	164,283	920,677	997,493

Operating income	145,199	696,453	605,668
Gain on disposition	5,031,962	0	0

Income from discontinued operations	$5,177,161	$696,453	$605,668

5.    RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2005 follows:

Year ended December 31:
2006	$2,078,309
2007	2,119,048
2008	1,193,629
2009	487,551
2010	250,394
Thereafter	167,184

$6,296,115

Five tenants generated approximately 24%, 23%, 22%, 14%, and 11% of rental income for the year ended December 31, 2005, and five tenants will generate approximately 31%, 24%, 21%, 9%, and 8% of future minimum rental income.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

		Initial Cost			Gross Carrying Amount as of December 31, 2005
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(f)	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(e)	Date of Construction	Date Acquired
AVAYA BUILDING(a)	None	$1,051,138	$4,461,334	$118,866	$1,051,138	$4,580,200	$0	$5,631,338	$1,267,789	1998	6/24/98

360 INTERLOCKEN BUILDING(b)	None	1,650,070	6,917,274	946,675	1,650,070	7,863,949	0	9,514,019	2,165,402	1996	3/20/98

IOMEGA BUILDING(c)	None	641,988	5,292,262	213,832	641,988	5,506,094	0	6,148,082	1,495,007	1998	7/01/98

1315 WEST CENTURY DRIVE(d)	None	2,746,894	7,614,176	543,426	2,746,894	8,157,602	0	10,904,496	2,364,625	1998	2/13/98

Total		$6,090,090	$24,285,046	$1,822,799	$6,090,090	$26,107,845	$0	$32,197,935	$7,292,823

(a)	The Avaya Building is a one-story office building located in Oklahoma City, Oklahoma.

(b)	The 360 Interlocken Building is a three-story office building located in Broomfield, Colorado.

(c)	The Iomega Building is a one-story office and warehouse building located in Ogden, Utah.

(d)	1315 West Century Drive is a two-story office building located in Louisville, Colorado.

(e)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(f)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2002	$39,807,159	$7,045,381

2003 additions	135,871	1,438,897

BALANCE AT DECEMBER 31, 2003	39,943,030	8,484,278

2004 additions	308,577	1,177,848

BALANCE AT DECEMBER 31, 2004	40,251,607	9,662,126

2005 additions	79,675	681,018
2005 dispositions	(8,133,347)	(3,050,321)

BALANCE AT DECEMBER 31, 2005	$32,197,935	$7,292,823

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund X and Fund XI Associates:

We have audited the accompanying statements of operations, partners’ capital, and cash flows of Fund X and Fund XI Associates (the “Joint Venture”) for the year ended December 31, 2003. These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Fund X and Fund XI Associates and its cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 10, 2005

FUND X AND FUND XI ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
	(unaudited)	(unaudited)
Investment in joint ventures	$1,681,181	$1,707,758
Due from joint ventures	21,021	37,568

Total assets	$1,702,202	$1,745,326

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Partnership distributions payable	$21,021	$37,568

Partners’ capital:
Wells Real Estate Fund X, L.P.	975,290	990,708
Wells Real Estate Fund XI, L.P.	705,891	717,050

Total partners’ capital	1,681,181	1,707,758

Total liabilities and partners’ capital	$1,702,202	$1,745,326

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
	(unaudited)	(unaudited)
EQUITY IN INCOME OF JOINT VENTURES	$49,867	$110,273	$131,707

EXPENSES	0	(519)	(4,072)

NET INCOME	$49,867	$109,754	$127,635

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Total Partners’ Capital
Balance, December 31, 2002	$3,044,345	$2,203,420	$5,247,765

Net income	74,044	53,591	127,635
Partnership distributions	(2,077,377)	(1,503,389)	(3,580,766)

Balance, December 31, 2003	1,041,012	753,622	1,794,634

Net income	63,671	46,083	109,754
Partnership distributions	(113,975)	(82,655)	(196,630)

Balance, December 31, 2004 (unaudited)	990,708	717,050	1,707,758

Net income	28,929	20,938	49,867
Partnership distributions	(44,347)	(32,097)	(76,444)

Balance, December 31, 2005 (unaudited)	$975,290	$705,891	$1,681,181

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income	$49,867	$109,754	$127,635
Operating distributions received from joint ventures	92,992	203,591	564,965
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(49,867)	(110,273)	(131,707)

Net cash provided by operating activities	92,992	203,072	560,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds distributions received from joint ventures	0	0	3,134,020

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	0	0	(3,134,020)
Operating distributions to joint venture partners in excess of accumulated earnings	(92,992)	(203,072)	(560,893)

Net cash used in financing activities	(92,992)	(203,072)	(3,694,913)

NET CHANGE IN CASH AND CASH EQUIVALENTS	0	0	0

CASH AND CASH EQUIVALENTS, beginning of year	0	0	0

CASH AND CASH EQUIVALENTS, end of year	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$21,021	$37,568	$44,010

Due from joint ventures	$21,021	$37,568	$44,011

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 (UNAUDITED), 2004 (UNAUDITED), AND 2003

1.	ORGANIZATION AND BUSINESS

On July 15, 1998, Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., entered into a Georgia general partnership to create Fund X and Fund XI Associates (the “Joint Venture”). The general partners of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. The Joint Venture was formed for the purpose of acquiring, developing, owning, operating, and selling real properties.

In July 1998, Wells Operating Partnership, L.P. (“Wells OP”) entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates, which acquired an approximate 58,000 square foot two-story manufacturing and office buildings, 47320 Kato Road, located in Fremont, California. During 1998, the Joint Venture acquired Wells Development Corporation’s interest in Wells/Fremont Associates, which resulted in the Joint Venture becoming a joint venture partner with Wells OP.

In July 1998, Wells OP entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates, which acquired an approximate 52,000 square foot warehouse and office building, the Cort Building, located in Fountain Valley, California. During 1998, the Joint Venture acquired Wells Development Corporation’s interest in Wells/Orange County Associates, which resulted in the Joint Venture becoming a joint venture partner with Wells OP.

On September 11, 2003, Wells/Orange County Associates sold the Cort Building to an unrelated third party for a gross selling price of $5,770,000. As a result of the sale, the Joint Venture recognized a loss of approximately $213,000 and received net sale proceeds of approximately $3,134,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Joint Venture adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, effective March 31, 2004. The joint venture partners of Wells/Fremont Associates and Wells/Orange County Associates have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated Wells/Fremont Associates and Wells/Orange County Associates and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined that the joint venture partners of Wells/Fremont Associates and Wells/Orange County Associates are not related parties, as defined in FIN 46(R) and Statement of Financial Standard (“SFAS”) No. 57, Related Party Disclosures. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of a previously unconsolidated entity.

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

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations, effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS No. 143 as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Joint Venture. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Joint Venture may have undetected asbestos at the remaining property. Because the obligation to remove asbestos from this property has an indeterminate settlement date, the Joint Venture is unable to reasonably estimate the fair value of this obligation. To the extent that this property undergoes major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of this property. The adoption of FIN 47 did not have a material effect on the Joint Venture’s financial statements.

3.    RELATED-PARTY TRANSACTIONS

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. Through its interests in Wells/Fremont Associates and Wells/Orange County Associates, the Joint Venture incurred management and leasing fees payable to Wells Management of $3,928, $8,571, and $21,051 during the years ended December 31, 2005, 2004 and 2003, respectively.

Administration Reimbursements

Wells Management and its affiliates performs certain administrative services for the Joint Venture’s properties owned through Wells/Fremont Associates and Wells/Orange County Associates, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. Through its interests in Wells/Fremont Associates and Wells/Orange County Associates, the Joint Venture reimbursed through its equity in income of joint ventures $3,545, $3,271, and $19,548 to Wells Management and its affiliates for these services during the years ended December 31, 2005, 2004 and 2003, respectively.

4.    Investment in Joint Ventures

The Joint Venture’s investments and approximate ownership percentages in Wells/Fremont Associates and Wells/ Orange County Associates as of December 31, 2005 and 2004 are presented below:

	2005		2004
	Amount	Percent	Amount	Percent
Wells/Orange County Associates	$0	56%	$0	56%
Wells/Fremont Associates	1,681,181	23%	1,707,758	23%

	$1,681,181		$1,707,758

Roll-forwards of the Joint Venture’s investment in Wells/Fremont Associates and Wells/Orange County Associates for the years ended December 31, 2005 and 2004 are presented below:

	2005	2004
Investment in joint ventures, beginning of year	$1,707,758	$1,794,633
Equity in income of joint ventures	49,867	110,273
Distributions from joint ventures	(76,444)	(197,148)

Investment in joint ventures, end of year	$1,681,181	$1,707,758

Condensed financial information for the joint ventures in which the Joint Venture held an interest as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Wells/Fremont Associates	$7,583,387	$7,776,806	$110,095	$185,371	$7,473,292	$7,591,435
Wells/Orange County Associates	0	0	0	0	0	0

	$7,583,387	$7,776,806	$110,095	$185,371	$7,473,292	$7,591,435

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations				Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,				For The Years Ended December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003		2005	2004		2003
Wells/Orange County Associates	$0	$0	$0	$0	$(7,573)	$(7,866)	$0	$(18,944)	$22,433	(1)	$0	$(26,517)		$14,567
Wells/Fremont Associates	475,989	880,778	902,927	221,672	556,594	548,993	0	0	0		221,672	556,594	(2)	548,993

	$475,989	$880,778	$902,927	$221,672	$549,021	$541,127	$0	$(18,944)	$22,433		$221,672	$530,077		$563,560

(1)	Includes a loss of approximately $379,000 recognized on the sale of the Cort Building, of which approximately $213,000 is attributable to the Joint Venture.

(2)	Effective July 1, 2004, Wells/Fremont Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the year ended December 31, 2004 of approximately $62,984. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Due from Joint Ventures

Due from joint ventures as of December 31, 2005 and 2004 represents the Joint Ventures’ share of operating cash to be distributed from the Wells/Fremont Associates for the fourth quarters of 2005 and 2004, respectively.

EXHIBIT INDEX

TO

2005 FORM 10-K

OF

WELLS REAL ESTATE FUND X, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund X, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund X, L.P. (Exhibit 3(b) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(a)	Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund X, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(b)	Management Agreement between Wells Real Estate Fund X, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(c)	Custodial Agency Agreement between Wells Real Estate Fund X, L.P. and The Bank of New York (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(d)	Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(e)	Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(f)	Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(g)	Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(h)	Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(i)	Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

Exhibit Number		Description of Document

*10	(j)	Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(k)	First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(l)	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “IX-X-XI-REIT Joint Venture”) dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(m)	Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(n)	Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(o)	Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(p)	Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(q)	Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated June 8, 1998 (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(r)	Restatement of and First Amendment to Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated July 1, 1998 (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(s)	Joint Venture Agreement of Fund X and XI Associates (the “Fremont Joint Venture”) dated July 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 33-32099)

*10	(t)	Joint Venture Agreement of Fund X and Fund XI Associates dated July 15, 1998 (Exhibit 10.18 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(u)	Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit 10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(v)	Lease Agreement for the Fairchild Building dated September 19, 1997 between the Fremont Joint Venture (as successor in interest by assignment) and Fairchild Technologies USA, Inc. (Exhibit 10.20 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

Exhibit Number	Description of Document

*10(w)	First Amendment to Joint Venture Agreement of Wells/Fremont Associates dated October 8, 1998 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10(x)	Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated June 12, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.21 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(y)	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated July 16, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.22 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(z)	Joint Venture Agreement of Wells/Orange County Associates (the “Cort Joint Venture”) dated July 27, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.25 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(aa)	Agreement for the Purchase and Sale of Joint Venture Interest relating to the Cort Joint Venture dated July 30, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit 10.26 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(bb)	First Amendment to Joint Venture Agreement of Wells/Orange County Associates dated September 1, 1998 (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10(cc)	Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(dd)	Purchase and Sale Agreement relating to the sale of the Cort Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2003, Commission File No. 0-23719)

*10(ee)	Fourth Amendment to Lease Agreement with Alstom Power, Inc. for the Alstom Power – Knoxville Building (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2004, Commission File No. 0-22039)

*10(ff)	Lease Agreement for the 360 Interlocken Building with GAIAM, Inc. (Exhibit 10(qq) to Form 10-K of Wells Real Estate Fund IX, L.P. for the year ended December 31, 2004, Commission File No. 0-22039)

*10(gg)	Lease Agreement for the 47320 Kato Road Building with TCI International, Inc. (Exhibit 10(qq) to Form 10-K of Wells Real Estate Fund X, L.P. for the year ended December 31, 2004, Commission File No. 0-23719)

*10(hh)	Purchase and Sale Agreement for the Alstom Power – Knoxville Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended March 31, 2005, Commission File No. 0-22039)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002