Form 10-Q
period 2006-03-31
WELLS REAL ESTATE FUND X L P
filed 2006-05-12
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund X, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND X, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2006	December 31, 2005
Investment in joint ventures	$13,175,597	$13,267,855
Cash and cash equivalents	1,735,627	1,828,183
Due from joint ventures	160,955	125,072
Other assets	6,038	0

Total assets	$15,078,217	$15,221,110

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$41,829	$37,036
Due to affiliates	6,368	8,132
Partnership distributions payable	152,821	161,376

Total liabilities	201,018	206,544

Partners’ capital:
Limited partners:
Class A – 2,422,642 units issued and outstanding	14,768,171	14,815,005
Class B – 290,249 units issued and outstanding	109,028	199,561
General partners	0	0

Total partners’ capital	14,877,199	15,014,566

Total liabilities and partners’ capital	$15,078,217	$15,221,110

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$68,697	$2,754,797

EXPENSES:
Partnership administration	50,749	40,108
Legal and accounting	19,322	12,980

Total expenses	70,071	53,088

INTEREST AND OTHER INCOME	16,828	4,442

NET INCOME	$15,454	$2,706,151

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$105,987	$714,587

CLASS B	$(90,533)	$1,991,564

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.04	$0.30

CLASS B	$(0.31)	$6.67

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,422,642	2,414,142

CLASS B	290,249	298,749

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	2,407,142	$17,565,701	305,749	$0	$0	$17,565,701

Class A conversion elections	(2,000)	(14,595)	2,000	14,595	0	0
Class B conversion elections	17,500	57,494	(17,500)	(57,494)	0	0
Net income	0	1,168,059	0	1,707,052	0	2,875,111
Distributions of operating cash flow ($0.24 per weighted-average Class A Unit)	0	(576,245)	0	0	0	(576,245)
Distributions of net sales proceeds ($1.40 and $5.01 per weighted-average Class A Unit and Class B Unit, respectively)	0	(3,385,409)	0	(1,464,592)	0	(4,850,001)

BALANCE, DECEMBER 31, 2005	2,422,642	14,815,005	290,249	199,561	0	15,014,566

Net income	0	105,987	0	(90,533)	0	15,454
Distributions of operating cash flow ($0.04 per weighted-average Class A Unit)	0	(152,821)	0	0	0	(152,821)

BALANCE, MARCH 31, 2006	2,422,642	$14,768,171	290,249	$109,028	$0	$14,877,199

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,454	$2,706,151
Operating distributions received from joint ventures	125,072	215,773
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(68,697)	(2,754,797)
Operating changes in assets and liabilities:
Increase in other assets	(6,038)	0
Increase in accounts payable and accrued expenses	4,793	925
(Decrease) increase in due to affiliates	(1,764)	2,802

Net cash provided by operating activities	68,820	170,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	5,667,706

Net cash provided by investing activities	0	5,667,706

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	(161,376)	(119,182)

Net cash used in financing activities	(161,376)	(119,182)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(92,556)	5,719,378

CASH AND CASH EQUIVALENTS, beginning of period	1,828,183	857,860

CASH AND CASH EQUIVALENTS, end of period	$1,735,627	$6,577,238

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$152,821	$266,361

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

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

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and forgoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2005.

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

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2005.

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of March 31, 2006, other assets is comprised primarily of interest income receivable.

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

Distributions of Sale Proceeds

Upon the sale of properties, unless reserved, net sale proceeds will be distributed in the following order:

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months ended March 31, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund IX-X-XI-REIT Associates	$586,067	$910,601	$127,117	$450,581	$0	$5,218,629	$127,117	$5,669,210
Fund X-XI Associates	0	0	12,164	9,865	0	0	12,164	9,865

	$586,067	$910,601	$139,281	$460,446	$0	$5,218,629	$139,281	$5,679,075

Condensed financial information for the joint ventures in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months ended March 31, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund X-XI-REIT Associates – Fremont	$117,756	$117,484	$54,073	$43,853	$0	$0	$54,073	$43,853

The Partnership allocates operating income (loss) and gain (loss) on the sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	March 31, 2006			March 31, 2005
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$0	$0	$0	$146,030	$5,072,599	$5,218,629
Fund X-XI Associates	0	0	0	0	0	0
Fund X-XI-REIT Associates – Fremont	0	0	0	0	0	0

	$0	$0	$0	$146,030	$5,072,599	$5,218,629

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended March 31, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the joint ventures pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $10,937 and $27,874 for the three months ended March 31, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $17,623 and $22,926 for the three months ended March 31, 2006 and 2005. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of March 31, 2006 and December 31, 2005, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership having common general partners, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal. The Court has not yet entered an order granting this motion.

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one defense asserted by the defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects of the defendants’ and the plaintiffs’ motions for attorneys’ fees and expenses. The Court has not yet ruled on either party’s motion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own interests in five assets, having sold the Cort Building and the Alstom Power – Knoxville Building. At this time, our focus involves increasing the overall occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our limited partners.

The overall occupancy of our portfolio has declined to 68%, with the vacancy at 1315 West Century Drive. We are facing some near-term leasing issues that may negatively impact our future operating performance in the near-term. We are working aggressively with potential tenants in these markets to minimize the negative financial impact, as evidenced by the execution of a lease after the close of the quarter for the remaining vacant space at the 360 Interlocken Building.

The first quarter 2006 operating distributions to limited partners remained constant with the previous quarter. We anticipate that future operating distributions may be reserved or remain low in order to provide funding for anticipated capital improvements and/or anticipated re-leasing costs for 47320 Kato Road, 1315 West Century Drive, and the 360 Interlocken Building. Once the details surrounding the extent of the capital requirements become known, the General Partners will evaluate if distributions of the remaining net sale proceeds from the Alstom Power – Knoxville Building sale would be appropriate.

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

Information relating to the properties owned, or previously owned, by joint ventures is provided below:

•	The Cort Building sold on September 11, 2003.

•	The Alstom Power – Knoxville Building sold on March 15, 2005.

•	The 360 Interlocken Building is located in the Broomfield submarket of Denver, Colorado. The majority of this building is leased to GAIAM, Inc. through May 2008. After the close of the quarter, we signed a new lease increasing the building occupancy to 100%.

•	The Avaya Building, located in Oklahoma City, Oklahoma, is 100% leased through January 2008.

•	The Iomega Building, located in Ogden, Utah, outside Salt Lake City, is 100% leased through April 2009.

•	The 1315 West Century Drive property is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expired in April 2005, and this property is currently vacant. We are aggressively pursuing leasing opportunities for this asset.

•	The 47320 Kato Road building, located in Fremont, California, in the Silicon Valley area, is 100% leased through November 2009.

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

Short-Term Liquidity

During the three months ended March 31, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $69,000, as compared to approximately $171,000 for the three months ended March 31, 2005. The 2006 decline is primarily attributable to the corresponding decline in operating distributions received from Joint Ventures further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions from the Joint Ventures have declined primarily as a result of (i) lost operating cash flows due to the sale of the Alstom Power – Knoxville Building in March 2005, and (ii) lost operating cash flows due to the expiration of the lease of the sole tenant of 1315 West Century Drive in April 2005.

Future operating distributions are expected to remain low or be reserved in order to fund our pro-rata share of anticipated capital expenditures at 47320 Kato Road and anticipated re-leasing costs for 1315 West Century Drive. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future operating expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $201,000, as of March 31, 2006. Our General Partners anticipate using operating cash flow and net sale proceeds to fund our proportionate share of capital expenditures noted above over the next twelve months.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. The Partnership and respective joint venture partners will be required to fund any capital or other expenditures not provided for by the operations of the Joint Ventures, on a pro-rata basis.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership approximately one month following calendar quarter-ends. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of March 31, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2006	Undistributed Net Sale Proceeds as of March 31, 2006
				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0	–	$1,818,114	$0
Alstom Power – Knoxville Building (sold in 2005)	11,646,089	48.5%	5,647,340	0	–	4,066,886	1,580,454

			$7,465,454	$0		$5,885,000	$1,580,454

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners estimated that reserves of net sale proceeds of approximately $1,580,000 will be required to fund the Partnership’s pro-rata share of the anticipated costs in connection with capital improvements and re-leasing activities at 47320 Kato Road, 1315 West Century Drive, and the 360 Interlocken Building.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $68,697 and $2,754,797 for the three months ended March 31, 2006 and 2005, respectively. The decrease for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, is primarily attributable to (i) the gain recognized on the sale of the Alstom Power – Knoxville Building in March 2005, (ii) a decline in operating income due to the sale of the Alstom Power – Knoxville Building, and (iii) a decline in operating income due to the expiration of the lease for the sole tenant of 1315 West Century Drive in April 2005. We expect equity in income of Joint Ventures to increase going forward as a result of increased occupancy at the 360 Interlocken Building.

Expenses

Our total expenses were $70,071 and $53,088 for the three months ended March 31, 2006 and 2005, respectively. The increase is primarily a result of (i) an increase in legal fees and printing costs resulting from additional regulatory and reporting requirements, and (ii) an adjustment to 2005 estimated Tennessee partnership franchise and excise taxes incurred in the first quarter of 2006. We anticipate additional increases in administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Tennessee partnership franchise and excise tax expenses will fluctuate as the relationship of income earned by the Partnership from properties in Tennessee fluctuates relative to income earned by the Partnership from all properties in the future.

Interest and Other Income

Interest and other income was $16,828 and $4,442 for the three months ended March 31, 2006 and 2005, respectively. The 2006 increase is primarily a result of (i) an increase in the average amount of net sale proceeds held during 2006 as a result of the sale of the Alstom Power – Knoxville Building, and (ii) an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the investors.

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

Summary

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Ventures’ assets by class will be as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of March 31, 2006.

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

Related-Party Transactions

We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses by investors that are allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service (“IRS”) issued IRS Notice 2005-29, which announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 of the American Jobs Creation Act of 2004 is granted, beginning in tax year 2006, and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 11, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2006	/S/ DOUGLAS P. WILLIAMS
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