Form 10-Q
period 2006-09-30
WELLS REAL ESTATE FUND X L P
filed 2006-11-13
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund X, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2006	December 31, 2005
Investment in joint ventures	$12,816,804	$13,267,855
Cash and cash equivalents	1,689,755	1,828,144
Due from joint ventures	201,048	125,072
Other assets	7,171	39

Total assets	$14,714,778	$15,221,110

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$17,608	$37,036
Due to affiliates	6,299	8,132
Partnership distributions payable	140,121	161,376

Total liabilities	164,028	206,544

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,424,342 units and 2,422,642 units issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	14,550,750	14,815,005
Class B – 288,549 units and 290,249 units issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	0	199,561
General partners	0	0

Total partners’ capital	14,550,750	15,014,566

Total liabilities and partners’ capital	$14,714,778	$15,221,110

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$(67,356)	$43,154	$64,533	$2,998,983

EXPENSES:
Partnership administration	23,824	96,433	104,485	179,625
Legal and accounting	6,277	23,366	37,983	48,748

Total expenses	30,101	119,799	142,468	228,373

INTEREST AND OTHER INCOME	23,180	48,018	59,881	69,764

NET INCOME (LOSS)	$(74,277)	$(28,627)	$(18,054)	$2,840,374

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	(55,986)	$56,303	$181,399	$1,043,697

CLASS B	$(18,291)	$(84,930)	$(199,453)	$1,796,677

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.02)	$0.02	$0.07	$0.43

CLASS B	$(0.06)	$(0.29)	$(0.69)	$6.13

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,424,342	2,422,642	2,423,209	2,419,809

CLASS B	288,549	290,249	289,682	293,082

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2004	2,407,142	$17,565,701	305,749	$0	$0	$17,565,701

Class A conversion elections	(2,000)	(14,595)	2,000	14,595	0	0
Class B conversion elections	17,500	57,494	(17,500)	(57,494)	0	0
Net income	0	1,168,059	0	1,707,052	0	2,875,111
Distributions of operating cash flow ($0.24 per weighted-average Class A Unit)	0	(576,245)	0	0	0	(576,245)
Distributions of net sales proceeds ($1.40 and $5.01 per weighted-average Class A Unit and Class B Unit, respectively)	0	(3,385,409)	0	(1,464,592)	0	(4,850,001)

BALANCE, December 31, 2005	2,422,642	14,815,005	290,249	199,561	0	15,014,566

Tax Preferred conversion elections	1,700	108	(1,700)	(108)	0	0
Net income (loss)	0	181,399	0	(199,453)	0	(18,054)
Distributions of operating cash flow ($0.18 per weighted-average Class A Unit)	0	(445,762)	0	0	0	(445,762)

BALANCE, September 30, 2006	2,424,342	$14,550,750	288,549	$0	$0	$14,550,750

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,054)	$2,840,374
Operating distributions received from joint ventures	439,608	788,039
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(64,533)	(2,998,983)
Changes in assets and liabilities:
Increase in other assets	(7,132)	0
Decrease in accounts payable and accrued expenses	(19,428)	(22,143)
(Decrease) increase in due to affiliates	(1,833)	1,398

Net cash provided by operating activities	328,628	608,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	5,647,340

Net cash provided by investing activities	0	5,647,340

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(467,017)	(534,051)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(138,389)	5,721,974

CASH AND CASH EQUIVALENTS, beginning of period	1,828,144	857,860

CASH AND CASH EQUIVALENTS, end of period	$1,689,755	$6,579,834

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$140,121	$0

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of September 30, 2006 and December 31, 2005, other assets is comprised of the following items:

	September 30, 2006	December 31, 2005
Interest income receivable	$7,151	$ 0
Insurance refund receivable	20	39

Total	$7,171	$39

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

•

To limited partners holding units which at any time have been treated as Class B Units until such limited partners have received an amount necessary to equal the net cash available for distribution previously received by the limited partners holding Class A Units on a per-unit basis;

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

Impairment of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Partnership beginning December 31, 2006. The Partnership is currently assessing provisions and evaluating the financial statement impact of SAB No. 108 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

Fund IX-X-XI-REIT Associates reevaluated the recoverability of the carrying value of 1315 West Century Drive pursuant to the Partnership’s policy for evaluating and accounting for the impairment of real estate assets described above. Fund IX-X-XI-REIT Associates determined that the carrying value of the real estate assets of 1315 West Century Drive was not recoverable, as compared to the estimated fair value, primarily as a result of reducing the estimated holding period of such assets. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of its real estate assets to the estimated fair value by recognizing an impairment loss of approximately $354,000 during the third quarter in 2006, of which approximately $172,000 is allocable to the Partnership. This impairment loss is included in income (loss) from continued operations for the three months and nine months ended September 30, 2006 in the table below.

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund IX-X-XI-REIT Associates	$593,187	$567,832	$(151,540)	$66,057	$0	$7,145	$(151,540)	$73,202
Fund X-XI Associates	0	0	10,562	13,199	0	0	10,562	13,199

	$593,187	$567,832	$(140,978)	$79,256	$0	$7,145	$(140,978)	$86,401

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund IX-X-XI-REIT Associates	$1,767,820	$2,345,401	$ 83,312	$ 963,073	$0	$5,177,161	$ 83,312	$6,140,234
Fund X-XI Associates	0	0	41,601	37,067	0	0	41,601	37,067

	$1,767,820	$2,345,401	$124,913	$1,000,140	$0	$5,177,161	$124,913	$6,177,301

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund X-XI-REIT Associates - Fremont	$117,756	$118,133	$46,950	$58,674	$0	$0	$46,950	$58,674

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund X-XI-REIT Associates - Fremont	$384,926	$358,344	$184,926	$164,774	$0	$0	$184,926	$164,774

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$0	$0	$0	$145,199	$5,031,962	$5,177,161
Fund X-XI Associates	0	0	0	0	0	0
Fund X-XI-REIT Associates – Fremont	0	0	0	0	0	0

	$0	$0	$0	$145,199	$5,031,962	$5,177,161

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $11,279 and $14,504 for the three months ended September 30, 2006 and 2005, respectively, and $33,493 and $53,644 for the nine months ended September 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $17,851 and $19,186 for the three months ended September 30, 2006 and 2005, respectively, and $51,950 and $64,605 for the nine months ended September 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of September 30, 2006 and December 31, 2005, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of September 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

6.	SUBSEQUENT EVENT

On November 7, 2006, Fund IX-X-XI-REIT Associates entered into a purchase and sale agreement to sell 1315 West Century Drive to an unaffiliated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on December 7, 2006. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Partnership believes the closing of this transaction is likely to occur during the fourth quarter of 2006.

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

The third quarter 2006 operating distributions to limited partners decreased slightly compared to the level paid in the previous quarter. We anticipate that future operating distributions may be reserved or remain low until the outcome of the potential sale of 1315 West Century Drive is known or we fund anticipated capital improvements and re-leasing costs for this property. Once the details surrounding the extent of the capital requirements become known, the General Partners will evaluate if distributions of the remaining net sale proceeds from the Alstom Power – Knoxville Building sale would be appropriate.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property-level costs, and portfolio costs. As we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and to minimize contingencies and our post-closing involvement with the buyer.

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

•

The 1315 West Century Drive property is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expired in April 2005, and this property is currently vacant. This property is currently under contract for sale.

•	The 47320 Kato Road building, located in Fremont, California, in the Silicon Valley area, is 100% leased through November 2009.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Venture’s properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $329,000, as compared to approximately $609,000 for the nine months ended September 30, 2005. The 2006 decline is primarily attributable to (i) payment of additional Tennessee partnership franchise and excise taxes as a result of the gain recognized on the sale of the Alstom Power – Knoxville Building, and (ii) the corresponding decline in operating distributions received from the Joint Ventures as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions from the Joint Ventures have declined primarily as a result of (i) a decrease in operating cash flows resulting from the sale of the Alstom Power – Knoxville Building in March 2005, and (ii) a decrease in operating cash flows due to the expiration of the lease of the sole tenant of 1315 West Century Drive in April 2005, partially offset by (iii) a property tax refund in the third quarter of 2006 at the 360 Interlocken Building and 1315 West Century Drive as a result of receiving the final 2005 tax bill.

Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $164,000, as of September 30, 2006. Our General Partners anticipate using operating cash flow and net sale proceeds to fund our proportionate share of capital expenditures noted above over the next twelve months.

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

As of September 30, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2006	Undistributed Net Sale Proceeds as of September 30, 2006
				Amount	Purpose

Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0	–	$1,818,114	$ 0

Alstom Power – Knoxville Building (sold in 2005)	$11,646,089	48.5%	5,647,340	0	–	4,066,886	1,580,454

			$7,465,454	$0		$5,885,000	$1,580,454

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have decided to reserve the net sale proceeds on hand as of September 30, 2006. Once the outcome of the potential sale of 1315 West Century Drive becomes known, the General Partners will evaluate if distribution of the net sale proceeds is appropriate.

Results of Operations

Equity in Income (loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $(67,356) and $43,154 for the three months ended September 30, 2006 and 2005, respectively. The decrease for the three months ended September 30, 2006, as compared with the three months ended September 30, 2005, is primarily a result of (i) recognizing an impairment loss at 1315 West Century Drive, partially offset by (ii) a property tax refund in the third quarter of 2006 at the 360 Interlocken Building and 1315 West Century Drive as a result of receiving the final 2005 tax bill, and (ii) increasing the building occupancy at the 360 Interlocken Building to 100% in the second quarter of 2006.

Equity in income of Joint Ventures was $64,533 and $2,998,983 for the nine months ended September 30, 2006 and 2005, respectively. The decrease for the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005, is primarily a result of (i) the gain recognized on the sale of the Alstom Power – Knoxville Building in

March 2005, (ii) a decline in operating income resulting from the aforementioned sale, (iii) recognizing an impairment loss at 1315 West Century Drive, and (iv) a decline in operating income due to the expiration of the lease for the sole tenant at 1315 West Century Drive in April 2005, partially offset by (v) a property tax refund in the third quarter of 2006 at the 360 Interlocken Building and 1315 West Century Drive as a result of receiving the final 2005 tax bill, and (vi) increasing the building occupancy at the 360 Interlocken Building to 100% in the second quarter of 2006.

We expect equity in income of Joint Ventures to increase in future periods as a result of recognizing a non-recurring impairment loss at 1315 West Century Drive in the third quarter of 2006.

Expenses

Our total expenses were $30,101 and $119,799 for the three months ended September 30, 2006 and 2005, respectively. The decrease for the three months ended September 30, 2006, as compared with the three months ended September 30, 2005, is primarily a result of (i) a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties, and (ii) a decline in Tennessee partnership franchise and excise taxes due to the 2005 sale of the sole Tennessee property, the Alstom Power – Knoxville Building.

Our total expenses were $142,468 and $228,373 for the nine months ended September 30, 2006 and 2005, respectively. The decrease for the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005, is primarily a result of (i) a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties, and (ii) a decline in Tennessee partnership franchise and excise taxes due to the 2005 sale of the Alstom Power – Knoxville Building, partially offset by (iii) an adjustment to 2005 estimated Tennessee partnership franchise and excise taxes incurred in the first quarter of 2006. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Accordingly, nonrecurring items, such as gains on the sales of properties, will have a significant impact on these estimates.

We anticipate decreases in our partnership administration expenses in future periods resulting from the aforementioned decrease in Tennessee partnership franchise and excise taxes, partially offset by increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $23,180 and $48,018 for the three months ended September 30, 2006 and 2005, respectively, and $59,881 and $69,764 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 decreases are primarily a result of (i) a decrease in the average amount of net sale proceeds held, partially offset by (ii) an increase in the daily interest yield.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. As of September 30, 2006, Fund IX-X-XI-REIT Associates recorded an impairment loss for 1315 West Century Drive of approximately $354,000, of which approximately $172,000 was allocated to the Partnership.

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

Subsequent Event

On November 7, 2006, Fund IX-X-XI-REIT Associates entered into a purchase and sale agreement to sell 1315 West Century Drive to an unaffiliated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on December 7, 2006. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Partnership believes the closing of this transaction is likely to occur during the fourth quarter of 2006.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 13, 2006	/s/ DOUGLAS P. WILLIAMS
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