Form 10-K
period 2006-12-31
WELLS REAL ESTATE FUND X L P
filed 2007-03-28
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Contained in Item 1A. are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND X, L.P.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund X, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period (“conversion elections”). Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

The Partnership is currently in the holding phase of its life cycle and accordingly will focus resources on managing the Partnership’s existing portfolio, including identifying strategic sales of certain properties, and locating suitable replacement tenants for vacant space as necessary.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the years ended December 31, 2006, 2005, and 2004.

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

Wells Capital and Wells Management are all owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2006, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Wells-sponsored program, filed a purported class action and derivative complaint against, among others, Wells REIT, the officers and directors of Wells REIT, Leo. F. Wells, III and Wells Capital, our General Partners, and certain affiliates of WREF.

The complaint attempts to assert class action claims on behalf of those persons who receive and are entitled to vote on a proxy statement for Wells REIT that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended (the “proxy statement”). The complaint alleges, among other things, that (i) the consideration to be paid as part of a proposed merger agreement to acquire certain affiliates of WREF is excessive; and (ii) the proxy statement contains false and misleading statements or omits to state material facts. Additionally, the complaint seeks to, among other things, obtain (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of any stockholder approvals obtained during the proxy process; (v) nullification of the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Wells REIT’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

Wells REIT, our General Partners, and certain affiliates of WREF believe that the allegations contained in the complaint are without merit and intends to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist. Any financial loss incurred by WREF, which adversely affects the financial health of Wells Capital or its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

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

We generally will hold the various real properties in which we invest until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a minimum period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (“GRULPA”) does not grant you any specific voting rights and your rights are limited under our partnership agreement.

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

Our General Partners and their affiliates perform services for us in connection with the management and leasing of our properties in which we own interests. Our affiliates may receive property management and leasing fees of 6.0% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our

General Partners and their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

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

Special Risks Regarding Status of Units

If you hold Class A Units, we expect that you will be allocated more income than cash flow.

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

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service (“IRS”) issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Class B Units may be used only to offset passive income generated from the same property or within the same fund.

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

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, the general partner of our corporate general partner. Therefore, one person has a primary role in determining what is in the best interests of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our

Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

We are dependent on Wells Capital and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. As a general partner to many WREF-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

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

Federal Income Tax Risks

The IRS may challenge our characterization of material tax aspects of your investment in the Partnership.

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

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account (“IRA”) investing in units.

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

If you intend to purchase units through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (“UBTI”) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business. Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2006.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following affiliated joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Ownership %	Properties	Leased % as of December 31,
				2006	2005	2004	2003	2002
The Fund IX, Fund X, Fund XI, and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(1)	39.0% 48.5% 8.8% 3.7%	1. Alstom Power – Knoxville Building(2) A three-story office building located in Knoxville, Tennessee	–	–	100%	100%	100%

			2. 360 Interlocken Building A three-story office building located in Broomfield, Colorado	100%	97%	93%	70%	75%

			3. Avaya Building A one-story office building located in Oklahoma City, Oklahoma	100%	100%	100%	100%	100%

			4. Iomega Building(3)	100%	100%	100%	100%	100%
			A single-story warehouse and office building located in Ogden, Utah

			5. 1315 West Century Drive(4)	–	0%	100%	100%	100%
			A two-story office building located in Louisville, Colorado
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.		This joint venture owns interests only in other joint ventures and does not own interests in any properties directly.
Wells/Orange County Associates	• Fund X-XI Associates • Wells Operating Partnership, L.P.(1)	56.3% 43.7%	6. Cort Building(5) A one-story office and warehouse building located in Fountain Valley, California	–	–	–	–	100%
Wells/Fremont Associates	• Fund X-XI Associates • Wells Operating Partnership, L.P.(1)	22.5% 77.5%	7. 47320 Kato Road A two-story warehouse and office building located in Fremont, California	100%	100%	100%	100%	100%

(1)

Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells REIT serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	This property was sold in March 2005.

(3)	This property was sold in January 2007.

(4)	This property was sold in December 2006.

(5)	This property was sold in September 2003. Wells/Orange County Associates was liquidated in 2005.

Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2006, the lease expirations scheduled during the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2008(2)	2	93,345	$1,273,617	617,577	33.9%	46.6%
2009(3)	3	167,767	1,150,152	388,752	60.9	42.0
2010(4)	2	5,211	107,976	52,358	1.9	3.9
2011(5)	1	4,832	106,304	51,547	1.7	3.9
2012(6)	1	4,364	96,008	46,554	1.6	3.5
2013(7)	1	0	2,400	1,164	0.0	0.1

	10	275,519	$2,736,457	$1,157,952	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	Expiration of Avaya, Inc. lease (approximately 57,200 square feet) and the GAIAM, Inc. lease at 360 Interlocken Building (approximately 36,200 square feet).

(3)

Expiration of Iomega Corporation lease (approximately 108,300 square feet), TCI International, Inc. lease at 47320 Kato Road (approximately 58,400 square feet) and the Hotel Okura (U.S.A.) lease at 360 Interlocken Building (approximately 1,100 square feet).

(4)

Expiration of Casey Family Programs lease at the 360 Interlocken Building (approximately 2,900 square feet) and Ayres Associates, Inc. lease at the 360 Interlocken Building (approximately 2,300 square feet).

(5)	Expiration of Culver Financial lease at the 360 Interlocken Building (approximately 4,800 square feet).

(6)	Expiration of Lighthouse Financial, LLC lease at the 360 Interlocken Building (approximately 4,400 square feet).

(7)	Expiration of TCG Colorado ground lease at the 360 Interlocken Building.

Property Descriptions

The properties in which the Partnership owned an interest through the Joint Ventures during the periods presented are further described below:

Alstom Power – Knoxville Building

The Alstom Power – Knoxville Building is a three-story office building comprised of approximately 84,000 rentable square feet located on a 5.62-acre tract of real property in Knoxville, Tennessee. The entire rentable area of the Alstom Power – Knoxville Building was leased to Alstom Power, Inc. through October 31, 2014. On March 15, 2005, the Fund IX-X-XI-REIT Associates sold the Alstom Power – Knoxville Building to an unrelated third party for a gross sale price of $12,000,000. As a result of the sale of the Alstom Power – Knoxville Building, the Partnership received net sale proceeds of approximately $5,647,000 and was allocated a gain of approximately $2,440,000.

360 Interlocken Building

The 360 Interlocken Building is a three-story, multi-tenant office building containing approximately 52,000 rentable square feet located on a 5.1-acre tract of land in Broomfield, Colorado. One major tenant, GAIAM, Inc.

(“GAIAM”), currently occupies approximately 36,000 square feet (or approximately 70% of the building). In 2004, GAIAM signed a three-year lease extension through May 31, 2008. As of December 31, 2006, the annualized base rent payable for the GAIAM lease was approximately $615,000. Beginning on June 1, 2007, annualized base rent payable increases to approximately $651,000 through the term of the lease. The remainder of the building is leased to five tenants: Culver Financial (approximately 4,800 square feet, expiring February 2011); Lighthouse Financial, LLC (approximately 4,400 square feet, expiring July 2012); Casey Family Programs (approximately 2,900 square feet, expiring May 2010); Ayres Associates, Inc. (approximately 2,300 square feet, expiring August 2010); and Hotel Okura (U.S.A.), Inc. (approximately 1,100 square feet, expiring April 2009). All tenants in the 360 Interlocken Building are responsible for paying a pro-rata share of the increases in taxes, utilities, insurance, and other operating costs over a base year as defined in their respective leases.

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

Iomega Building

The Iomega Building is a single-story warehouse and office building including approximately 108,000 rentable square feet located in Ogden, Utah. The building was 100% leased by Iomega Corporation with a lease term extending through April 2009. As of December 31, 2006, the annualized base rent payable was approximately $650,000. In addition, annual income of approximately $114,000 is payable related to the parking lot area. The lease is an economic triple-net lease, whereby the terms require the tenant to pay or to reimburse the landlord for all operating expenses. On January 31, 2007, Fund IX-X-XI-REIT Associates sold the Iomega Building to an unrelated third party for a gross sale price of $4,867,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,272,000 and was allocated a gain of approximately $86,000.

1315 West Century Drive

The 1315 West Century Drive property is a two-story office building with approximately 107,000 rentable square feet located on a 15-acre tract of land located in Louisville, Colorado. The entire rentable area of 1315 West Century Drive was under a lease with Ohmeda, Inc. (“Ohmeda”) through April 30, 2005. After fulfilling the terms of the lease, Ohmeda vacated the building, and it remained unoccupied.

On December 22, 2006, Fund IX-X-XI-REIT Associates sold 1315 West Century Drive to an unrelated third party for a gross sale price of $8,325,000. As a result of the sale, Fund IX-X-XI-REIT Associates received net sale proceeds of approximately $8,060,000, of which approximately $3,908,000 was distributed to the Partnership. In the third quarter of 2006, Fund IX-X-XI-REIT Associates recognized an impairment loss of approximately $354,000 to reduce the carrying value of 1315 West Century Drive to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $142,000. Approximately $172,000 and $69,000 of the impairment loss and loss on sale was allocated to the Partnership, respectively.

Cort Building

The Cort Building is a 52,000-square-foot warehouse and office building located in Fountain Valley, California. On September 11, 2003, Wells/Orange County Associates sold the Cort Building to an unrelated third party for a gross sales price of $5,770,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,818,000 and was allocated a loss of approximately $124,000.

47320 Kato Road

The 47320 Kato Road building is a two-story warehouse and office building located in Fremont, California and is 100% leased to one tenant, TCI International, Inc. (“TCI”), under a five-year lease term, which commenced on December 1, 2004 and expires on November 30, 2009. As of December 31, 2006, the annualized base rent payable was approximately $449,000 and will increase by approximately $14,000 each December through the end of the lease term.

ITEM 3.	LEGAL PROCEEDINGS.

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

No matters were submitted to a vote of the limited partners during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2007, 2,429,342 Class A Units and 283,549 Class B Units held by a total of 1,616 and 146 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to the ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2006, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2006, to be approximately $5.51 per Class A Unit and $5.12 per Class B Unit, based upon market conditions existing in early December 2006. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that once the Partnership begins the process of selling certain of its properties and that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $1.17 per Class A Unit and $7.12 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

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

Operating cash distributions made to limited partners holding Class A Units during 2005 and 2006 are summarized below:

Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	General Partner
March 31, 2005	$266,361	$0.00	$0.11	$0.00
June 30, 2005	$148,509	$0.00	$0.06	$0.00
September 30, 2005	$0	$0.00	$0.00	$0.00
December 31, 2005	$161,375	$0.00	$0.07	$0.00
March 31, 2006	$152,821	$0.00	$0.06	$0.00
June 30, 2006	$152,820	$0.00	$0.06	$0.00
September 30, 2006	$140,121	$0.00	$0.06	$0.00
December 31, 2006	$140,222	$0.00	$0.06	$0.00

Fourth quarter 2006 operating distributions were accrued for accounting purposes in 2006 and paid to limited partners holding Class A Units in February 2007. No operating cash distributions were paid to holders of Class B Units or the General Partners during the years ended December 31, 2006 and 2005.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2006, 2005, 2004, 2003, and 2002 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2006	2005	2004	2003	2002
Total assets	$14,598,468	$15,221,110	$17,728,465	$18,931,114	$19,938,960
Equity in income of Joint Ventures	$86,828	$3,032,297	$1,073,828	$1,006,287	$1,364,307
Net income	$908	$2,875,111	$907,857	$856,732	$1,240,352
Net income (loss) allocated to Limited Partners:
Class A	$200,361	$1,168,059	$357,097	$856,732	$1,977,552
Class B	$(199,453)	$1,707,052	$550,760	$0	$(737,200)
Net income (loss) per weighted-average Limited Partner Unit:
Class A	$ 0.08	$0.48	$0.15	$0.36	$ 0.85
Class B	$(0.69)	$5.84	$1.72	$0.00	$(1.90)
Operating cash distributions per weighted-average Class A Limited Partner Unit:
Investment income	$ 0.00	$0.00	$0.00	$0.06	$ 0.66
Return of capital	$ 0.24	$0.24	$0.33	$0.70	$ 0.19
Operating cash distributions per weighted-average Class B Limited Partner Unit:
Investment income	$ 0.00	$0.00	$0.00	$0.00	$ 0.00
Return of capital	$ 0.00	$0.00	$0.00	$0.00	$ 0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$ 0.00	$1.40	$0.20	$0.00	$ 0.00
Class B	$ 0.00	$5.01	$1.78	$0.00	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own interests in three assets, following the sale of 1315 West Century Drive in the fourth quarter of 2006 and the Iomega Building in the first quarter of 2007. Our focus at this time involves leasing and marketing efforts that we believe will deliver the best operating performance for our limited partners.

The fourth quarter 2006 operating distributions to limited partners remained consistent with the level paid in the previous quarter. We anticipate that operating distributions will remain low in the near-term as a result of the recent sales. Our General Partners anticipate distributing net sale proceeds of approximately $7.1 million to the limited partners in August 2007 from the sales of the Alstom Power – Knoxville Building, 1315 West Century Drive, and the Iomega Building.

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

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Cort Building was sold on September 11, 2003.

•	The Alstom Power – Knoxville Building sold on March 15, 2005.

•	The 1315 West Century Drive property sold on December 22, 2006.

•	The Iomega Building was sold on January 31, 2007

•

The 360 Interlocken Building is located in the Broomfield submarket of Denver, Colorado. The majority of this building is leased to GAIAM through May 2008. During the second quarter of 2006, we signed a new lease increasing the building occupancy to 100%.

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

The U.S. economy has grown at a rate of 3.4% in 2006, which is up slightly from 3.2% growth in 2005. The economy grew at a 3.5% annual pace in the fourth quarter, up from 2.2% in the previous quarter. This slowdown of growth in the third quarter is primarily attributable to housing, with residential investment falling 19.0%, the worst decrease in over a decade. This weakness in the housing sector was offset by fourth quarter growth in personal consumption expenditures, which rose 4.4% in the quarter and contributed 3.1% to gross domestic product (“GDP”). GDP growth for 2007 is expected to be 2.5% with estimated inflation at 2.0%.

The U.S. office real estate market is continuing to display strong growth through the first quarter of 2007, with steady declines in vacancy, positive absorption rates, and moderate construction. These conditions are creating an acceleration in rent growth across most markets. National vacancy rates continue to trend downward with fourth quarter vacancy at 12.5%, down 35 basis points from the third quarter and 105 basis points from one year ago. Many markets are performing well due to job growth in the service sector and a restraint on new supply. Improved job growth is not seen across the board, however, with coastal and energy markets doing well and the Midwest slightly lagging. A four-quarter average puts job growth at 2.5% since midyear 2005, which is reflected in steady positive absorption. Looking forward to the near-term, many economists anticipate that there may be a slowing in the economy due to a further housing correction, causing weaker employment growth and a downturn in demand for consumer-related finance. Such a slowing would also slow the growth in rental rates.

The real estate capital transactions market experienced a strong finish to the year with $45 billion of office properties changing hands in the fourth quarter. Office property sales in 2006 totaled $134 billion, an increase of 32% over prior year sales. Real estate investment trust privatizations, the process of publicly traded real estate investment trusts becoming privately held through merger or acquisition, accounted for

$18 billion of volume in 2006. Capitalization rates (“cap rates”) for central business district properties are at an all-time low due to strong investor demand. Demand for office properties continues to be well distributed across the capital sector with equity funds, institutions, real estate investment trusts, and foreign investors being the most competitive bidders for portfolios. A different capital sector has led acquisitions for each of the past four years, a further indication of the diversity of demand. Equity funds have replaced institutions as the largest purchaser of office properties in 2006. The spread between average cap rates and 10-year U.S. Treasuries continues to tighten, as cap rates compress and the U.S. Treasury inches up from 2002 lows. In the medium-term, the combination of higher interest rates and slower rent growth could spell the end of the cap rate compression with cap rates expected to slightly increase over the next three years.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which our portfolio may benefit from this growth is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets could actually result in a decrease in future rental rates.

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

Short-Term Liquidity

During the year ended December 31, 2006, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $531,000. During 2006, we used such operating distributions and cash on hand to fund operating distributions to limited partners of approximately $607,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline as a result of the sale of the Iomega

Building in the first quarter of 2007. During 2006, we also received net proceeds of approximately $3,908,000 from the sale of 1315 West Century Drive.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $169,000.

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

As of December 31, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property	Net Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2006	Undistributed Net Sale Proceeds as of December 31, 2006
				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0	–	$1,818,114	$0
Alstom Power – Knoxville Building (sold in 2005)	$11,646,089	48.5%	5,647,340	0	–	4,066,886	1,580,454
1315 West Century Drive (sold in 2006)	$8,059,625	48.5%	3,908,217	0		0	3,908,217

			$11,373,671	$0		$5,885,000	$5,488,671

After year-end we received approximately $2.3 million of net sale proceeds from the January 2007 sale of the Iomega Building. Our General Partners anticipate distributing net sale proceeds of approximately $7.1 million in August 2007 from the sales of Alstom Power – Knoxville Building, 1315 West Century Drive, and the Iomega Building, as further discussed below.

Contractual Obligations and Commitments

In March 2007, our General Partners announced their intention to distribute net sale proceeds from the sales of the Alstom Power – Knoxville Building, 1315 West Century Drive, and the Iomega Building of approximately $7.1 million in August 2007 to the limited partners of record as of June 30, 2007, which, under the terms of the partnership agreement, does not include limited partners acquiring units after March 31, 2007. Following such distribution, we intend to hold residual net sale proceeds of approximately $0.7 million in reserve.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of the General Partners. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur or that such distribution could be made at a lower amount.

Results of Operations

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $86,828 and $3,032,297 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease, as compared to 2005, is primarily a result of (i) the gain recognized on the sale of the Alstom Power – Knoxville Building in March 2005, (ii) a decline in operating income resulting from the aforementioned sale, (iii) a decline in operating income due to the expiration of the lease for the sole tenant at 1315 West Century Drive in April 2005, (iv) recognizing an impairment loss at 1315 West Century Drive in the third quarter of 2006, (v) recognizing an additional loss on sale of 1315 West Century Drive in the fourth quarter of 2006, partially offset by (vi) property tax refunds in the third quarter of 2006 at the 360 Interlocken Building and 1315 West Century Drive as a result of successful prior year tax appeals, and (vii) increasing the building occupancy at the 360 Interlocken Building to 100% in the second quarter of 2006.

As a result of recognizing a non-recurring impairment loss and loss on sale at 1315 West Century Drive in 2006, we expect equity in income of Joint Ventures to increase in future periods.

Expenses

Total expenses were $168,063 and $293,146 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease, as compared to 2005, is primarily a result of (i) a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties, and (ii) a decline in Tennessee partnership franchise and excise taxes due to the 2005 sale of the Alstom Power – Knoxville Building, partially offset by (iii) an adjustment to 2005 estimated Tennessee partnership franchise and excise taxes incurred in the first quarter of 2006.

We anticipate decreases in our partnership administration expenses in future periods resulting from the aforementioned decrease in Tennessee partnership franchise and excise taxes, partially offset by increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $82,143 and $135,960 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease, as compared to 2005, is primarily due to a decrease in the average amount of net sale proceeds held during the respective periods, partially offset by an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners.

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $3,032,297 and $1,073,828 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase, as compared to 2004, is primarily attributable to a gain recognized on the sale of the Alstom Power – Knoxville Building in the first quarter of 2005, and a reduction in depreciation expense due to changing the estimated weighted-average composite useful life for all buildings owned through the Joint Ventures from 25 years to 40 years effective July 1, 2004.

Expenses

Total expenses were $293,146 and $184,794 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase, as compared to 2004, is primarily attributable to increases in administrative costs, accounting fees, legal fees, postage and delivery expense, and printing costs, all of which have occurred in association with increased reporting and regulatory requirements, as well as an increase in Tennessee partnership taxes as a result of the gain recognized on the sale of the Alstom Power – Knoxville Building. We estimate Tennessee partnership franchise and excise taxes based on an estimate of the apportionment of income allocable to the Partnership from properties in Tennessee relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year.

Interest and Other Income

Interest and other income was $135,960 and $18,823 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase, as compared to 2004, is primarily a result of an increase in the average amount of net sale proceeds held during 2005 as a result of the sale of the Alstom Power – Knoxville Building and an increase in the daily interest yield.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the third quarter of 2006, Fund IX-X-XI-REIT Associates recorded an impairment loss for 1315 West Century Drive of approximately $354,000, of which approximately $172,000 was allocated to the Partnership to reduce the carrying value of 1315 West Century Drive to its fair value, less costs to sell as a result of a change in our intended holding period for this asset.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Potential Tax Impact For Limited Partners Holding Class B Units – American Jobs Creation Act Of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the IRS announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

Subsequent Event

On January 31, 2007, Fund IX-X-XI-REIT Associates sold the Iomega Building to an unrelated third party for a gross sales price of $4,867,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,272,000 and was allocated a gain of approximately $86,000, which may be adjusted as additional information becomes available in subsequent periods.

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

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on

September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as its independent registered public accounting firm.

Ernst & Young LLP’s reports on the financial statements of the Partnership for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2005 and 2004, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27, 2006 Form 8-K.

During the years ended December 31, 2005 and 2004, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2006 and 2005.

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

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust, Inc., Wells Real Estate Investment Trust II, Inc., Wells Timberland REIT, Inc., and Institutional REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. qualify as real estate investment trusts, and Wells Timberland REIT, Inc. and Institutional REIT, Inc. intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 63, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;
•	Wells Asset Management, Inc.;
•	Wells & Associates, Inc.; and
•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as real estate investment trusts or intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007.

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:

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

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent the issuer and perform other nonprincipal activities on behalf of WIS.

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

Code of Ethics

The Partnership has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The Partnership has not made payments directly to the General Partners. Further, the Partnership does not have any employees, officers, or directors and, accordingly, no compensation has been awarded to, earned by, or paid to any individuals. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b) Set forth below is the security ownership of management as of February 28, 2007.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	110.036 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 110.036 Class A Units through an Individual Retirement Account.

(b) No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners and their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2006.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management and its affiliates is $43,604, $64,051, and $117,505 for the years ended December 31, 2006, 2005, and 2004, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2006, 2005, or 2004.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited under many circumstances pursuant to the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We reimbursed Wells Capital and Wells Management for administrative expenses of $66,639, $81,934, and $84,837 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal year ended December 31, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and

Ernst & Young LLP, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2006 and 2005, are set forth in the table below.

	Frazier & Deeter, LLC	Ernst & Young LLP
	2006	2006	2005
Audit Fees	$28,373	$10,194	$39,591
Audit-Related Fees	0	0	0
Tax Fees	0	18,361	21,370
Other Fees	0	0	0

Total	$28,373	$28,555	$60,961

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

During the fiscal years ended December 31, 2006 and 2005, 100% of the services performed by Frazier & Deeter, LLC and Ernst & Young LLP described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-55 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P.
(Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 27, 2007	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2007	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND X, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund X, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund X, L.P. (the “Partnership”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund X, L.P. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund X, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund X, L.P. (the “Partnership”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund X, L.P. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Investment in joint ventures	$8,842,655	$13,267,855
Cash and cash equivalents	5,659,945	1,828,144
Due from joint ventures	88,226	125,072
Other assets	7,642	39

Total assets	$14,598,468	$15,221,110

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$22,965	$37,036
Due to affiliates	5,791	8,132
Partnership distributions payable	140,222	161,376

Total liabilities	168,978	206,544
Commitments and contingencies	–	–

Partners’ Capital:
Limited partners:
Class A – 2,429,342 units and 2,422,642 units issued and outstanding as of December 31, 2006 and 2005, respectively	14,429,490	14,815,005
Class B – 283,549 units and 290,249 units issued and outstanding as of December 31, 2006 and 2005, respectively	0	199,561

Total partners’ capital	14,429,490	15,014,566

Total liabilities and partners’ capital	$14,598,468	$15,221,110

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$86,828	$3,032,297	$1,073,828

EXPENSES:
General and administrative	168,063	293,146	184,794

INTEREST AND OTHER INCOME	82,143	135,960	18,823

NET INCOME	$908	$2,875,111	$907,857

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$200,361	$1,168,059	$357,097

CLASS B	$(199,453)	$1,707,052	$550,760

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$ 0.08	$0.48	$0.15

CLASS B	$(0.69)	$5.84	$1.72

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,424,742	2,420,517	2,391,723

CLASS B	288,149	292,374	321,168

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2003	2,376,350	$18,482,669	336,541	$0	$0	$18,482,669

Class A conversion elections	(2,500)	(19,327)	2,500	19,327	0	0
Class B conversion elections	33,292	0	(33,292)	0	0	0
Net income	0	357,097	0	550,760	0	907,857
Distributions of operating cash flow ($0.33 per Class A weighted-average Class A Unit)	0	(789,825)	0	0	0	(789,825)
Distributions of net sales proceeds ($0.20 and $1.78 per weighted-average Class A Unit and Class B Unit, respectively)	0	(464,913)	0	(570,087)	0	(1,035,000)

BALANCE, DECEMBER 31, 2004	2,407,142	17,565,701	305,749	0	0	17,565,701

Class A conversion elections	(2,000)	(14,595)	2,000	14,595	0	0
Class B conversion elections	17,500	57,494	(17,500)	(57,494)	0	0
Net income	0	1,168,059	0	1,707,052	0	2,875,111
Distributions of operating cash flow ($0.24 per weighted-average Class A Unit)	0	(576,245)	0	0	0	(576,245)
Distributions of net sales proceeds ($1.40 and $5.01 per weighted-average Class A Unit and Class B Unit, respectively)	0	(3,385,409)	0	(1,464,592)	0	(4,850,001)

BALANCE, DECEMBER 31, 2005	2,422,642	14,815,005	290,249	199,561	0	15,014,566

Tax preferred conversion elections	6,700	108	(6,700)	(108)	0	0
Net income	0	200,361	0	(199,453)	0	908
Distributions of operating cash flow ($0.24 per weighted-average Class A Unit)	0	(585,984)	0	0	0	(585,984)

BALANCE, DECEMBER 31, 2006	2,429,342	$14,429,490	283,549	$0	$0	$14,429,490

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$908	$2,875,111	$907,857
Operating distributions received from joint ventures	640,657	862,635	1,325,009
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(86,828)	(3,032,297)	(1,073,828)
Operating changes in assets and liabilities:
Increase in other assets	(7,603)	(39)	0
(Decrease) increase in accounts payable and accrued expenses	(14,071)	(2,032)	24,026
(Decrease) increase in due to affiliates	(2,341)	3,618	1,824

Net cash provided by operating activities	530,722	706,996	1,184,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales proceeds received from joint ventures	3,908,217	5,647,340	0

Net cash provided by investing activities	3,908,217	5,647,340	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners in excess of accumulated operating income	(607,138)	(534,051)	(1,101,356)
Net sales proceeds distributions paid to limited partners	0	(4,850,001)	(1,035,000)

Net cash used in financing activities	(607,138)	(5,384,052)	(2,136,356)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,831,801	970,284	(951,468)

CASH AND CASH EQUIVALENTS, beginning of year	1,828,144	857,860	1,809,328

CASH AND CASH EQUIVALENTS, end of year	$5,659,945	$1,828,144	$857,860

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$140,222	$161,376	$119,182

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and	• Wells Real Estate Fund IX, L.P.	1. Alstom Power – Knoxville
REIT Joint Venture	• Wells Real Estate Fund X, L.P.	Building(2)
(“Fund IX-X-XI-REITAssociates”)	• Wells Real Estate Fund XI, L.P.	A three-story office building
	• Wells Operating Partnership, L.P.(1)	located in Knoxville, Tennessee
2. 360 Interlocken Building A three-story office building located in Boulder, Colorado
3. Avaya Building A one-story office building located in Oklahoma City, Oklahoma
4. Iomega Building(3) A single-story warehouse and office building located in Ogden, Utah
5. 1315 West Century Drive(4) A two-story office building located in Louisville, Colorado
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture owns interests only in other joint ventures and does not own any properties directly.
Wells/Fremont Associates	• Fund X and XI Associates	6. 47320 Kato Road
	• Wells Operating Partnership, L.P.(1)	A two-story warehouse and office building located in Fremont, California
Wells/Orange County Associates	• Fund X and XI Associates	7. Cort Building(5)
	• Wells Operating Partnership, L.P.(1)	A one-story office and warehouse building located in Fountain Valley, California

(1)

Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	This property was sold in March 2005.

(3)	This property was sold in January 2007.

(4)	This property was sold in December 2006.

(5)	This property was sold in September 2003. Wells/Orange County Associates was liquidated in 2005.

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

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

Distribution of Sale Proceeds

Upon the sale of properties, unless reserved, net sale proceeds will be distributed in the following order:

•

In the event that the particular property sold sells for a price that is less than the original property purchase price, to the limited partners holding Class A Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Partnership for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Partnership beginning January 1, 2007. The Partnership is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

Fund IX-X-XI-REIT Associates reevaluated the recoverability of the carrying value of 1315 West Century Drive pursuant to the Partnership’s policy for evaluating and accounting for the impairment of real estate assets described above in Note 2. Fund IX-X-XI-REIT Associates determined that the carrying value of the real estate assets of 1315 West Century Drive was not recoverable, as compared to the estimated fair value, primarily as a result of reducing the estimated holding period of such assets. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of its real estate assets to the estimated fair value by recognizing an impairment loss of approximately $354,000 during the third quarter in 2006, of which approximately $172,000 is allocable to the Partnership. This impairment loss is included in income (loss) from discontinued operations for the year ended December 31, 2006 in the Summary of Financial Information table below.

Due from Joint Ventures

As of December 31, 2006 and 2005, due from Joint Ventures represents the Partnership’s share of operating cash flow to be distributed for the fourth quarters of 2006 and 2005, respectively, from the following Joint Ventures:

	2006	2005
Fund IX-X-XI-REIT Associates	$80,260	$112,877
Fund X-XI Associates	7,966	12,195

	$88,226	$125,072

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2006 and 2005 are summarized below:

	2006		2005
	Amount	Percentage	Amount	Percentage
Fund IX-X-XI-REIT Associates	$7,883,620	48%	$12,292,659	48%
Fund X-XI Associates	959,035	58%	975,196	58%

	$8,842,655		$13,267,855

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2006 and 2005 are presented below:

	2006	2005
Investment in Joint Ventures, beginning of year	$13,267,855	$16,477,756
Equity in income of Joint Ventures	86,828	3,032,297
Contributions to Joint Ventures	0	0
Distributions from Joint Ventures	(4,512,028)	(6,242,198)

Investment in Joint Ventures, end of year	$8,842,655	$13,267,855

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005, and 2004 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Fund IX-X-XI-REIT Associates	$16,761,986	$26,163,790	$504,159	$813,530	$16,257,827	$25,350,260
Fund X-XI Associates	1,667,056	1,702,202	13,733	21,021	1,653,323	1,681,181

	$18,429,042	$27,865,992	$517,892	$834,551	$17,911,150	$27,031,441

	Total Revenues			Income From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income(1)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund IX-X-XI-REIT Associates	$2,389,989	$2,250,847	$2,159,316	$1,148,179	$984,806	$678,556	$(1,033,384)	$5,208,818	$1,404,616	$114,795	$6,193,624	$2,083,172
Fund X-XI Associates	0	0	0	53,716	49,867	109,754	0	0	0	53,716	49,867	109,754

	$2,389,989	$2,250,847	$2,159,316	$1,201,895	$1,034,673	$788,310	$(1,033,384)	$5,208,818	$1,404,616	$168,511	$6,243,491	$2,192,926

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

Condensed financial information for the joint ventures in which the Partnership held an interest through its interest in Fund X-XI Associates as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Wells/ Orange County Associates	$0	$0	$0	$0	$0	$0
Wells/Fremont Associates	7,517,454	7,583,387	167,997	110,095	7,349,457	7,473,292

	$7,517,454	$7,583,387	$167,997	$110,095	$7,349,457	$7,473,292

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)(1)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Wells/Orange County Associates	$0	$0	$0	$0	$0	$(7,573)	$0	$0	$(18,944)	$0	$0	$(26,517)
Wells/Fremont Associates	501,941	475,989	880,778	238,781	221,672	556,594	0	0	0	238,781	221,672	556,594

	$501,941	$475,989	$880,778	$238,781	$221,672	$549,021	$0	$0	$(18,944)	$238,781	$221,672	$530,077

(1)

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

	2006				2005			2004
	Operating Income (loss)	Loss on Impairment	Loss on Sale	Total	Operating Income	Gain (loss) on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$(537,040)	$(354,326)	$(142,018)	$(1,033,384)	$176,856	$5,031,962	$5,208,818	$1,404,616	$0	$1,404,616
Fund X-XI Associates	0	0	0	0	0	0	0	0	0	0
Wells/ Orange County Associates	0	0	0	0	0	0	0	(18,944)	0	(18,944)
Wells/Fremont Associates	0	0	0	0	0	0	0	0	0	0

	$(537,040)	$(354,326)	$(142,018)	$(1,033,384)	$176,856	$5,031,962	$5,208,818	$1,385,672	$0	$1,385,672

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management and its affiliates is $43,604, $64,051, and $117,505 for the years ended December 31, 2006, 2005, and 2004, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $66,639, $81,934, and $84,837 for the years ended December 31, 2006, 2005, and 2004, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoices the Partnership for the reimbursement thereof on a quarterly basis. As of December 31, 2006 and 2005, due to affiliates represents administrative reimbursements and/or bill-backs due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Financial statement net income	$908	$2,875,111	$907,857
Increase (decrease) in net income resulting from:
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	0	0	473
Depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(13,193)	(14,265)	164,339 (1)
Rental income for financial reporting purposes less than (greater than) amounts for income tax purposes	14,246	(100,681)	(161,531)
Expenses capitalized for financial reporting purposes less than amounts deducted for income tax purposes	0	0	0
Gains/losses on sale of properties for financial reporting purposes in excess of/less than income tax reporting purposes	(346,953)	(359,472)	0
Other	3,450	14,616	(14,564)

Income tax basis net income (loss)	$(341,542)	$2,415,309	$896,574

(1)

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Financial statement partners’ capital	$14,429,490	$15,014,566	$17,565,701
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	351	351	351
Accumulated penalties	3,191	3,191	3,191
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	473	473	473
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	2,049,835	2,063,028	2,077,293
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(461,315)	(475,562)	(374,881)
Syndication costs capitalized for income tax purposes, which are accounted for as a cost of capital for financial reporting purposes	4,038,088	4,038,088	4,038,088
Accumulated amortization expense for income tax purposes greater than amounts for financial reporting purposes	(94,486)	(94,486)	(94,486)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	104,762	104,762	104,762
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(807,032)	(460,079)	(100,607)
Partnership’s distributions payable	140,222	161,376	119,182
Other	3,502	52	(14,564)

Income tax basis partners’ capital	$19,407,081	$20,355,760	$23,324,503

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint ventures	$68,697	$63,191	$(67,356)	$22,296
Interest and other income	$16,828	$19,873	$23,180	$22,262
Net income	$15,454	$40,769	$(74,277)	$18,962
Net income allocated to limited partners:
Class A	$105,987	$131,398	$(55,986)	$18,962
Class B	$(90,533)	$(90,629)	$(18,291)	$0
Net income (loss) per weighted-average limited partner unit:
Class A	$ 0.04	$ 0.05	$(0.02)	$0.01
Class B(a)	$(0.31)	$(0.31)	$(0.06)	$0.00
Distribution of operating cash per weighted-average limited partner unit:
Class A	$ 0.06	$ 0.06	$ 0.06	$0.06
Class B	$ 0.00	$ 0.00	$ 0.00	$0.00
Distribution of NSP per weighted-average limited partner unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$0.00

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$2,754,797	$201,033	$43,153	$33,314
Interest and other income	$4,442	$17,303	$48,018	$66,197
Net income	$2,706,151	$162,850	$(28,627)	$34,737
Net income allocated to limited partners:
Class A	$714,587	$272,807	$56,303	$124,362
Class B	$1,991,564	$(109,957)	$(84,930)	$(89,625)
Net income (loss) per weighted-average limited partner unit:
Class A	$0.30	$ 0.11	$ 0.02	$ 0.05
Class B(a)	$6.67	$(0.38)	$(0.29)	$(0.31)
Distribution of operating cash per weighted-average limited partner unit:
Class A	$0.11	$ 0.06	$ 0.00	$ 0.07
Class B	$0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of NSP per weighted-average limited partner unit:
Class A	$0.00	$ 0.00	$ 0.00	$ 1.40
Class B	$0.00	$ 0.00	$ 0.00	$ 5.01

(a)

The quarterly per-unit amounts have been calculated using actual income (loss) for the respective quarters. Conversely, the corresponding annual income (loss) per-unit amounts have been calculated assuming that income (loss) was earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

8.	GENERAL AND ADMINITRATIVE COSTS

General and administrative costs for the years ended December 31, 2006, 2005, and 2004 are comprised of the following items:

	2006	2005	2004
Salary reimbursements	$66,639	$81,934	$84,837
Printing expenses	27,436	27,728	19,070
Legal fees	22,476	49,252	14,139
Taxes and licensing fees	21,915	95,549	30,270
Independent accounting fees	20,553	21,132	26,869
Postage and delivery expenses	5,109	4,326	11,618
Computer costs	1,406	1,865	2,297
Other professional fees	1,187	3,694	1,771
Life insurance	559	279	559
Other	783	7,387	(7,105)
Bank service charge	0	0	469

Total general and administrative costs	$168,063	$293,146	$184,794

9.	SUBSEQUENT EVENT

On January 31, 2007, Fund IX-X-XI-REIT Associates sold the Iomega Building to an unrelated third party for a gross sales price of $4,867,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,272,000 and was allocated a gain of approximately $86,000, which may be adjusted as additional information becomes available in subsequent periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheet of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheet of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Real estate assets, at cost:
Land	$3,343,196	$6,090,090
Building and improvements, less accumulated depreciation of $5,386,439 and $7,292,823 at December 31, 2006 and 2005, respectively	12,549,986	18,815,022

Total real estate assets, net	15,893,182	24,905,112

Cash and cash equivalents	358,870	693,878
Tenant receivables, net	225,673	239,666
Deferred leasing costs, less accumulated amortization of $129,088 and $77,615 at December 31, 2006 and 2005, respectively	166,924	211,267
Other assets	117,337	113,867

Total assets	$16,761,986	$26,163,790

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$320,116	$568,564
Deferred income	96	4,980
Due to affiliates	1,590	7,208
Accrued capital expenditures	16,844	0
Partnership distributions payable	165,513	232,778

Total liabilities	504,159	813,530
Partners’ capital:
Wells Real Estate Fund IX, L.P.	6,345,520	9,894,351
Wells Real Estate Fund X, L.P.	7,883,619	12,292,658
Wells Real Estate Fund XI, L.P.	1,428,787	2,227,884
Wells Operating Partnership, L.P.	599,901	935,367

Total partners’ capital	16,257,827	25,350,260

Total liabilities and partners’ capital	$16,761,986	$26,163,790

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Rental income	$2,204,697	$2,114,122	$2,089,604
Tenant reimbursements	154,623	106,558	69,223
Interest and other income	30,669	30,167	489

Total revenues	2,389,989	2,250,847	2,159,316

EXPENSES:
Property operating costs	521,122	553,743	619,208
Management and leasing fees	111,529	103,849	123,917
Depreciation	472,060	454,868	575,814
Amortization	51,473	46,851	47,902
General and administrative	85,626	106,730	113,919

Total expenses	1,241,810	1,266,041	1,480,760

NET INCOME FROM CONTINUING OPERATIONS	1,148,179	984,806	678,556

DISCONTINUED OPERATIONS:
Operating income (loss)	(537,040)	176,856	1,404,616
Impairment loss	(354,326)	0	0
Gain (loss) on disposition	(142,018)	5,031,962	0

Income (loss) from discontinued operations	(1,033,384)	5,208,818	1,404,616

NET INCOME	$114,795	$6,193,624	$2,083,172

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
BALANCE, DECEMBER 31, 2003	$12,557,869	$15,601,793	$2,827,634	$1,187,145	$32,174,441

Net income	813,076	1,010,157	183,081	76,858	2,083,172
Partnership distributions	(905,433)	(1,124,903)	(203,878)	(85,589)	(2,319,803)

BALANCE, DECEMBER 31, 2004	12,465,512	15,487,047	2,806,837	1,178,414	31,937,810

Net income	2,417,408	3,003,369	544,333	228,514	6,193,624
Partnership distributions	(4,988,569)	(6,197,758)	(1,123,286)	(471,561)	(12,781,174)

BALANCE, DECEMBER 31, 2005	9,894,351	12,292,658	2,227,884	935,367	25,350,260

Net income	44,805	55,666	10,089	4,235	114,795
Partnership distributions	(3,593,636)	(4,464,705)	(809,186)	(339,701)	(9,207,228)

BALANCE, DECEMBER 31, 2006	$6,345,520	$7,883,619	$1,428,787	$599,901	$16,257,827

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,795	$6,193,624	$2,083,172
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss	354,326	0	0
(Gain) loss on sale of property	142,018	(5,031,962)	0
Depreciation	624,402	681,018	1,177,848
Amortization	51,473	62,275	107,421
Changes in assets and liabilities:
Decrease (increase) in tenant receivables, net	13,993	(64,124)	(398,908)
Decrease (increase) in other assets	950	358	(3,884)
(Decrease) increase in accounts payable and accrued expenses	(252,867)	(326,807)	289,882
Decrease in due to affiliates	(5,618)	(12,801)	(626)
Decrease in deferred income	(4,884)	(124,569)	(19,758)

Net cash provided by operating activities	1,038,588	1,377,012	3,235,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	8,059,625	11,646,089	0
Investment in real estate assets	(151,598)	(79,675)	(308,577)
Payment of deferred leasing costs	(7,130)	(241,558)	(641,736)

Net cash provided by (used in) investing activities	7,900,897	11,324,856	(950,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	(8,059,625)	(11,646,089)	0
Operating distributions to joint venture partners in excess of accumulated earnings	(1,214,868)	(1,515,725)	(2,641,497)

Net cash used in financing activities	(9,274,493)	(13,161,814)	(2,641,497)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(335,008)	(459,946)	(356,663)

CASH AND CASH EQUIVALENTS, beginning of year	693,878	1,153,824	1,510,487

CASH AND CASH EQUIVALENTS, end of year	$358,870	$693,878	$1,153,824

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$165,513	$232,778	$613,418

Accrued capital expenditures	$16,844	$0	$0

Write-off of fully depreciated real estate assets	$13,819	$0	$0

Write-off of fully amortized deferred leasing costs	$0	$0	$52,232

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

1.	ORGANIZATION AND BUSINESS

In March 1997, Wells Real Estate Fund IX, L.P. (“Fund IX) entered into a Georgia general partnership with Wells Real Estate Fund X, L.P. (“Fund X”) to form Fund IX and Fund X Associates (“Fund IX-X Associates”) for the purpose of acquiring, developing, operating, and selling real properties. On March 20, 1997, Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon to Fund IX-X Associates on which an approximately 84,000 square foot, three-story office building, the Alstom Power-Knoxville Building, was constructed and commenced operations. On February 13, 1998, Fund IX-X Associates purchased an approximate 107,000 square foot, two-story office building, 1315 West Century Drive, in Louisville, Colorado. On March 20, 1998, Fund IX-X Associates purchased an approximately 52,000 square foot, three-story office building, the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX-X Associates was amended and restated as The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) upon admitting Wells Real Estate Fund XI, L.P. (“Fund XI”) and Wells Operating Partnership, L.P. (“Wells OP”). Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. On June 24, 1998, the Joint Venture purchased an approximately 57,000 square foot, one-story office building, the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Fund X purchased an approximately 108,000 square foot, one-story office and warehouse building, the Iomega Building, in Ogden, Utah. In 1998, Fund X contributed the Iomega Building to the Joint Venture. Ownership interests were recomputed based on the relative cumulative capital contributions from the joint venture partners.

On March 15, 2005, the Joint Venture sold the Alstom Power – Knoxville Building to an unrelated third party for a gross sales price of $12,000,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $11,646,000 and recognized a gain of approximately $5,032,000.

On December 22, 2006, the Joint Venture sold 1315 West Century Drive to an unrelated third party for a gross sales price of $8,325,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $8,060,000. As of September 30, 2006, the Joint Venture recognized an impairment loss of approximately $354,000 in order to reduce the carrying value of 1315 West Century Drive to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $142,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the third quarter of 2006, the Joint Venture recognized an impairment loss of approximately $354,000 in order to reduce the carrying value of 1315 West Century Drive to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

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

Tenant Receivables, net

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. No such allowances have been recorded as of December 31, 2006 or 2005.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately three years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2006 and 2005 is comprised of the following items:

	2006	2005
Refundable security deposits	$106,672	$102,253
Prepaid expenses	8,426	2,135
Interest receivable	2,239	9,479

Total	$117,337	$113,867

Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture may apply such balances toward unpaid receivable balances or property damages, where applicable, and is obligated to refund any residual balances to the tenants upon the expiration of the related lease terms. Prepaid expenses are primarily comprised of prepaid insurance and contract labor costs. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund IX, Fund X, Fund XI, and Wells OP held ownership interests in the Joint Venture of approximately 39%, 48%, 9%, and 4% respectively. Net cash from operations is generally distributed to the joint venture on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund IX, Fund X, Fund XI, and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The joint venture partners, Fund IX, Fund X, Fund XI, and Wells OP are all parties to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of their respective general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services – Industrial and Commercial properties leased on a net basis for ten years or more
Fund IX	3% of gross revenues collected monthly

Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 3% of gross revenues collected monthly.

Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.
Fund X	3% of gross revenues collected monthly

Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 3% of gross revenues collected monthly.

Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.
Fund XI	2.5% of gross revenues collected monthly

Initial lease up fee based for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly

Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly
Wells OP	Lesser of 4.5% of gross revenues generally paid over the life of the lease or .6% of Net Asset Value calculated annually	Not applicable	Not applicable

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2006, 2005, and 2004, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management and its affiliates of $84,054, $127,392, and $232,074, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2006, 2005, and 2004, the Joint Venture reimbursed $48,520, $79,832, and $90,107, respectively, to

Wells Management and its affiliates for these services, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Assignment of Related-Party Agreements

Wells Capital (“Wells Capital”) and Wells Management assigned rights to receive certain fees and reimbursements with Wells OP to Wells Advisory Services I, LLC (“WASI”). WASI assigned its rights to receive certain fees and reimbursements to Wells Real Estate Advisory Services, Inc. (“WREAS”), a wholly owned subsidiary of WASI. Accordingly, the Joint Venture began paying property management fees and administrative reimbursements to WREAS.

Due to Affiliates

As of December 31, 2006 and December 31, 2005, due to affiliates balances reflect amounts due to WREAS and/or Wells Management for the following items:

	2006	2005
Administrative reimbursements	$1,590	$4,549
Management and leasing fees	0	2,659

	$1,590	$7,208

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office components of the Alstom Power – Knoxville Building, which was sold on March 15, 2005, and 1315 West Century Drive, which was sold on December 22, 2006, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2006	2005	2004
Rental income	$0	$676,887	$2,359,886
Tenant reimbursements	0	290,908	561,863
Interest and other income	5,122	0	3,149

Total property revenues	5,122	967,795	2,924,898

Property operating costs	351,967	441,876	656,285
Management and leasing fees	6,308	42,374	141,335
Depreciation	152,342	226,150	602,034
Amortization	0	15,424	59,519
General and administrative	31,545	65,115	61,109

Total expenses	542,162	790,939	1,520,282

Operating income (loss)	(537,040)	176,856	1,404,616
Impairment loss	(354,326)	0	0
Gain (loss) on disposition	(142,018)	5,031,962	0

Income (loss) from discontinued operations	$(1,033,384)	$5,208,818	$1,404,616

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2006 follows:

Year ended December 31:
2007	$2,203,092
2008	1,277,673
2009	515,565
2010	250,394
2011	111,180
Thereafter	56,005

$4,413,909

Three tenants generated approximately 30%, 29%, and 28% of rental income for the year ended December 31, 2006, and four tenants will generate approximately 35%, 21%, 15%, and 11% of future minimum rental income.

6.	SUBSEQUENT EVENT

On January 31, 2007, the joint Venture sold the Iomega Building to an unrelate1d third party for a gross sales price of $4,867,000. As a result of the sale, the joint Venture received net sale proceeds of approximately $4,685,000 and recognized a gain of approximately $178,000, which may be adjusted as additional information becomes available in subsequent periods. As of December 31, 2006, the carrying value of the iomega building was approximately $4,518,000.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(e)	Gross Carrying Amount as of December 31, 20061				Accumulated Depreciation(d)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
AVAYA BUILDING(A)	None	$1,051,138	$4,461,334	$118,866	$1,051,138	$4,580,200	$0	$5,631,338	$1,369,971	1998	6/24/98

360 INTERLOCKEN BUILDING(B)	None	1,650,070	6,917,274	932,856	1,650,070	7,850,130	0	9,500,200	2,386,797	1996	3/20/98

IOMEGA BUILDING(C)	None	641,988	5,292,262	213,833	641,988	5,506,095	0	6,148,083	1,629,671	1998	4/01/98

Total		$3,343,196	$16,670,870	$1,265,555	$3,343,196	$17,936,425	$0	$21,279,621	$5,386,439

(a)	The Avaya Building is a one-story office building located in Oklahoma City, Oklahoma.

(b)	The 360 Interlocken Building is a three-story office building located in Broomfield, Colorado.

(c)	The Iomega Building is a one-story office and warehouse building located in Ogden, Utah.

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(e)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2003	$39,943,030	$8,484,278

Additions	308,577	1,177,848

BALANCE AT DECEMBER 31, 2004	40,251,607	9,662,126

Additions	79,675	681,018
Dispositions	(8,133,347)	(3,050,321)

BALANCE AT DECEMBER 31, 2005	32,197,935	7,292,823

Additions	168,442	624,402
Dispositions	(10,732,430)	(2,530,786)
Impairments(1)	(354,326)	0

BALANCE AT DECEMBER 31, 2006	$21,279,621	$5,386,439

(1)

As of September 30, 2006, The Fund IX, Fund X, Fund XI, and REIT Joint Venture wrote-down the basis of 1315 West Century Drive to approximate a recently contracted sale price as a result of reducing the intended holding period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund X and Fund XI Associates:

We have audited the accompanying balance sheet of Fund X and Fund XI Associates (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund X and Fund XI Associates as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

FUND X AND FUND XI ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005 (UNAUDITED)

ASSETS

	2006	2005 (unaudited)
Investment in joint ventures	$1,653,323	$1,681,181
Due from joint ventures	13,733	21,021

Total assets	$1,667,056	$1,702,202

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Partnership distributions payable	$13,733	$21,021

Partners’ capital:
Wells Real Estate Fund X, L.P.	959,129	975,290
Wells Real Estate Fund XI, L.P.	694,194	705,891

Total partners’ capital	1,653,323	1,681,181

Total liabilities and partners’ capital	$1,667,056	$1,702,202

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 (UNAUDITED), AND 2004 (UNAUDITED)

	2006	2005 (unaudited)	2004 (unaudited)
EQUITY IN INCOME OF JOINT VENTURES	$53,716	$49,867	$110,273

EXPENSES	0	0	(519)

NET INCOME	$53,716	$49,867	$109,754

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 (UNAUDITED), AND 2004 (UNAUDITED)

	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Total Partners’ Capital
BALANCE, DECEMBER 31, 2003	$1,041,012	$753,622	$1,794,634

Net income	63,671	46,083	109,754
Partnership distributions	(113,975)	(82,655)	(196,630)

BALANCE, DECEMBER 31, 2004 (UNAUDITED)	990,708	717,050	1,707,758

Net income	28,929	20,938	49,867
Partnership distributions	(44,347)	(32,097)	(76,444)

BALANCE, DECEMBER 31, 2005 (UNAUDITED)	975,290	705,891	1,681,181

Net income	31,162	22,554	53,716
Partnership distributions	(47,323)	(34,251)	(81,574)

BALANCE, DECEMBER 31, 2006	$959,129	$694,194	$1,653,323

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 (UNAUDITED), AND 2004 (UNAUDITED)

	2006	2005 (unaudited)	2004 (unaudited)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income	$53,716	$49,867	$109,754
Operating distributions received from joint ventures	88,862	92,992	203,591
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(53,716)	(49,867)	(110,273)

Net cash provided by operating activities	88,862	92,992	203,072

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(88,862)	(92,992)	(203,072)

Net cash used in financing activities	(88,862)	(92,992)	(203,072)

NET CHANGE IN CASH AND CASH EQUIVALENTS	0	0	0

CASH AND CASH EQUIVALENTS, beginning of year	0	0	0

CASH AND CASH EQUIVALENTS, end of year	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$13,733	$21,021	$37,568

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 (UNAUDITED), AND 2004 (UNAUDITED)

1.	ORGANIZATION AND BUSINESS

On July 15, 1998, Wells Real Estate Fund X, L.P. (“Fund X”) and Wells Real Estate Fund XI, L.P. (“Fund XI”), entered into a Georgia general partnership to create Fund X and Fund XI Associates (the “Joint Venture”). The general partners of Fund X and Fund XI are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. The Joint Venture was formed for the purpose of acquiring, developing, owning, operating, and selling real properties.

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

In July 1998, Wells OP entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates, which acquired an approximate 52,000 square foot warehouse and office building, the Cort Building, located in Fountain Valley, California. During 1998, the Joint Venture acquired Wells Development Corporation’s interest in Wells/Orange County Associates, which resulted in the Joint Venture becoming a joint venture partner with Wells OP. On September 11, 2003, Wells/Orange County Associates sold the Cort Building to an unrelated third party for a gross selling price of $5,770,000. As a result of the sale, the Joint Venture recognized a loss of approximately $213,000 and received net sale proceeds of approximately $3,134,000. Wells/Orange County Associates wound up its affairs in 2004 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. We terminated Wells/Orange County Associates during 2005 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Wells/Fremont Associates and Wells/Orange County Associates

The Joint Venture has evaluated Wells/Fremont Associates and Wells/Orange County Associates and concluded that neither entity is a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Joint Venture does not have control over the operations of Wells/Fremont Associates and Wells/Orange County Associates, however, does exercise significant influence. Approval by the Joint Venture as well as the other joint venture partners is required for any major decision or any action that would materially affect Wells/Fremont

Associates and Wells/Orange County Associates, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Joint Venture accounted for its investment in Wells/Fremont Associates and Wells/Orange County Associates using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund X and Fund XI held ownership interests in the Joint Venture of approximately 58% and 42%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund X and Fund XI are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The joint venture partners, Fund X and Fund XI are both parties to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of their respective general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services – Industrial and Commercial properties leased on a net basis for ten years or more
Fund X	3% of gross revenues collected monthly

Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 3% of gross revenues collected monthly.

Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.
Fund XI	2.5% of gross revenues collected monthly

Initial lease up fee based for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly

Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. Through its interests in Wells/Fremont Associates and Wells/Orange County Associates, the Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $4,907, $3,928, and $8,571 during the years ended December 31, 2006, 2005, and 2004, respectively.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture’s properties owned through Wells/Fremont Associates and Wells/Orange County Associates related to accounting, property management, and other administrative activities, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. Through its interests in Wells/Fremont Associates and Wells/Orange County Associates, the Joint Venture reimbursed through its equity in income of joint ventures $3,114, $3,545, and $3,271 to Wells Management and its affiliates for these services during the years ended December 31, 2006, 2005, and 2004, respectively.

4.	INVESTMENT IN JOINT VENTURES

The Joint Venture’s investments and approximate ownership percentages in Wells/Fremont Associates and Wells/ Orange County Associates as of December 31, 2006 and 2005 are presented below:

	2006		2005
	Amount	Percent	Amount	Percent
Wells/Orange County Associates	$0	56%	$0	56%
Wells/Fremont Associates	1,653,323	23%	1,681,181	23%

	$1,653,323		$1,681,181

Roll-forwards of the Joint Venture’s investment in Wells/Fremont Associates and Wells/Orange County Associates for the years ended December 31, 2006 and 2005 are presented below:

	2006	2005
Investment in joint ventures, beginning of year	$1,681,181	$1,707,758
Equity in income of joint ventures	53,716	49,867
Distributions from joint ventures	(81,574)	(76,444)

Investment in joint ventures, end of year	$1,653,323	$1,681,181

Condensed financial information for the joint ventures in which the Joint Venture held an interest as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Wells/Fremont Associates	$7,517,454	$7,583,387	$167,997	$110,095	$7,349,457	$7,473,292
Wells/Orange County Associates	0	0	0	0	0	0

	$7,517,454	$7,583,387	$167,997	$110,095	$7,349,457	$7,473,292

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Wells/Orange County Associates	$0	$0	$0	$0	$0	$(7,573)	$0	$0	$(18,944)	$0	$0	$(26,517)
Wells/Fremont Associates	501,941	475,989	880,778	238,781	221,672	556,594	0	0	0	238,781	221,672	556,594	(1)

	$501,941	$475,989	$880,778	$238,781	$221,672	$549,021	$0	$0	$(18,944)	$238,781	$221,672	$530,077

(1)

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

Due from Joint Ventures

Due from joint ventures as of December 31, 2006 and 2005 represents the Joint Ventures’ share of operating cash to be distributed from the Wells/Fremont Associates for the fourth quarters of 2006 and 2005, respectively.

REPORT OF INDEPENDENT AUDITORS

The General Partners of

Wells/Fremont Associates:

We have audited the accompanying balance sheet of Wells/Fremont Associates (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells/Fremont Associates as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

WELLS/FREMONT ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005 (UNAUDITED)

ASSETS

	2006	2005 (unaudited)
Real estate assets, at cost:
Land	$2,219,251	$2,219,251
Building, less accumulated depreciation of $2,112,016 and $1,952,456 at December 31, 2006 and 2005, respectively	5,026,143	5,185,703

Total real estate assets	7,245,394	7,404,954

Cash and cash equivalents	163,183	105,050
Tenant receivables	42,065	30,380
Deferred leasing costs, less accumulated amortization of $20,144 and $9,216 at December 31, 2006 and 2005, respectively	61,998	39,126
Other assets	4,814	3,877

Total assets	$7,517,454	$7,583,387

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$20,083	$11,897
Due to affiliates	3,591	2,639
Deferred income	83,278	2,115
Partnership distributions payable	61,045	93,444

Total liabilities	167,997	110,095

Partners’ capital:
Fund X and fund XI associates	1,653,323	1,681,180
Wells Operating Partnership, L.P.	5,696,134	5,792,112

Total partners’ capital	7,349,457	7,473,292

Total liabilities and partners’ capital	$7,517,454	$7,583,387

See accompanying notes.

WELLS/FREMONT ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006 AND 2005 (UNAUDITED) AND 2004 (UNAUDITED)

	2006	2005 (unaudited)	2004 (unaudited)
REVENUES:
Rental income	$474,881	$444,897	$864,894
Reimbursement income	27,060	30,769	3,201
Interest and other income	0	323	12,683

Total revenues	501,941	475,989	880,778

EXPENSES:
Property operating costs	30,200	27,698	12,267
Management and leasing fees	21,809	17,460	38,100
Depreciation	159,560	159,560	222,543
Amortization	5,198	5,000	417
General and administrative	46,393	44,599	50,857

Total expenses	263,160	254,317	324,184

NET INCOME	$238,781	$221,672	$556,594

See accompanying notes.

WELLS/FREMONT ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006 AND 2005 (UNAUDITED) AND 2004 (UNAUDITED)

	Fund X and Fund XI Associates	Wells Operating Partnership, L.P.	Total Partners’ Capital
BALANCE, DECEMBER 31, 2003 (UNAUDITED)	$1,766,911	$6,087,475	$7,854,386

Net income	125,211	431,384	556,594
Partnership distributions	(184,365)	(635,182)	(819,546)

BALANCE, DECEMBER 31, 2004 (UNAUDITED)	1,707,757	5,883,677	7,591,434

Net income	49,867	171,805	221,672
Partnership distributions	(76,444)	(263,370)	(339,814)

BALANCE, DECEMBER 31, 2005 (UNAUDITED)	1,681,180	5,792,112	7,473,292

Net income	53,716	185,065	238,781
Partnership distributions	(81,573)	(281,043)	(362,616)

BALANCE, DECEMBER 31, 2006	$1,653,323	$5,696,134	$7,349,457

See accompanying notes.

WELLS/FREMONT ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006 AND 2005 (UNAUDITED) AND 2004 (UNAUDITED)

	2006	2005 (unaudited)	2004 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$238,781	$221,672	$556,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	159,560	159,560	222,543
Amortization	10,928	8,799	417
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(11,685)	(24,842)	64,160
Increase in other assets	(937)	(2,470)	(1,407)
Increase (decrease) in accounts payable and accrued expenses	8,186	(4,159)	16,056
Increase in due to affiliates	952	326	273
Increase in deferred income	81,163	2,115	0

Net cash provided by operating activities	486,948	361,001	858,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in deferred leasing costs	(33,800)	(23,342)	(25,000)

Net cash used in investing activities	(33,800)	(23,342)	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(395,015)	(413,372)	(872,047)

Net cash used in financing activities	(395,015)	(413,372)	(872,047)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,133	(75,713)	(38,411)

CASH AND CASH EQUIVALENTS, beginning of year	105,050	180,763	219,174

CASH AND CASH EQUIVALENTS, end of year	$163,183	$105,050	$180,763

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$61,045	$93,444	$167,002

See accompanying notes.

WELLS/FREMONT ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 (UNAUDITED), AND 2004 (UNAUDITED)

1.	ORGANIZATION AND BUSINESS

On July 15, 1998, Wells Real Estate Fund X, L.P. (“Fund X”) and Wells Real Estate Fund XI, L.P. (“Fund XI”), entered into a Georgia general partnership to create Fund X and Fund XI Associates. The general partners of Fund X and Fund XI are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Fund X and Fund XI Associates was formed for the purpose of acquiring, developing, owning, operating, and selling real properties.

In July 1998, Wells Operating Partnership, L.P. (“Wells OP”) entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates (the “Joint Venture”), which acquired an approximate 58,000 square foot two-story manufacturing and office buildings, 47320 Kato Road, located in Fremont, California. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. During 1998, Fund X and Fund XI Associates acquired Wells Development Corporation’s interest in the Joint Venture, which resulted in Fund X and Fund XI Associates becoming a joint venture partner with Wells OP.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2006.

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

Tenant Receivables

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. No such allowances have been recorded as of December 31, 2006 or 2005.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately three years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets is comprised of prepaid property insurance, which is recognized in the period in which the coverage is provided.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund X and Fund XI Associates and Wells OP held ownership interests in the Joint Venture of approximately 22% and 78%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund X, Fund XI, and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3. RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The joint venture partners, Fund X, Fund XI, and Wells OP are all parties to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of their respective general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services – Industrial and Commercial properties leased on a net basis for ten years or more
Fund X	3% of gross revenues collected monthly

Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 3% of gross revenues collected monthly.

Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.
Fund XI	2.5% of gross revenues collected monthly

Initial lease up fee based for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly

Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly
Wells OP	Lesser of 4.5% of gross revenues generally paid over the life of the lease or .6% of Net Asset Value calculated annually	Not applicable	Not applicable

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2006, 2005, and 2004, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management and its affiliates of $21,809, $17,460, and $38,100, respectively.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other Joint Venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2006, 2005, and 2004, the Joint Venture reimbursed $13,842, $15,757, and $13,872, respectively, to Wells Management and its affiliates for these services.

Assignment of Related-Party Agreements

Wells Capital (“Wells Capital”) and Wells Management assigned rights to receive certain fees and reimbursements with Wells OP to Wells Advisory Services I, LLC (“WASI”). WASI assigned its rights to receive certain fees and reimbursements to Wells Real Estate Advisory Services, Inc. (“WREAS”), a wholly owned subsidiary of WASI. Accordingly, the Joint Venture began paying property management fees and administrative reimbursements to WREAS.

Due to affiliates

As of December 31, 2006 and December 31, 2005, due to affiliates balances reflect amounts due to WREAS and/or Wells Management for the following items:

	2006	2005
Property management fees	$3,331	$1,516
Administrative reimbursements	260	1,123

Total	$3,591	$2,639

4.    RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2006 follows:

Year ended December 31:
2007	$449,865
2008	463,887
2009	437,012
2010	0
2011	0
Thereafter	0

$1,350,764

One tenant generated approximately 100% of rental income for the year ended December 31, 2006, and one tenant will generate approximately 100% of future minimum rental income.

SCHEDULE III – REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Amount at Which Carried at December 31, 2006				Accumulated Depreciation(b)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
47320 KATO ROAD(a)	None	$2,130,480	$6,852,630	$374,300	$2,219,251	$7,138,159	$0	$9,357,410	$2,112,016	1998	07/21/98

(a)	47320 Kato Road consists of a two-story warehouse and office building located in Fremont, California.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2003	$9,357,410	$1,570,353

Additions	0	222,543

BALANCE AT DECEMBER 31, 2004	9,357,410	1,792,896

Additions	0	159,560

BALANCE AT DECEMBER 31, 2005	9,357,410	1,952,456

Additions	0	159,560

BALANCE AT DECEMBER 31, 2006	$9,357,410	$2,112,016

EXHIBIT INDEX

TO

2006 FORM 10-K

OF

WELLS REAL ESTATE FUND X, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund X, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*3(b)	Certificate of Limited Partnership of Wells Real Estate Fund X, L.P. (Exhibit 3(b) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(a)	Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund X, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(b)	Management Agreement between Wells Real Estate Fund X, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(c)	Custodial Agency Agreement between Wells Real Estate Fund X, L.P. and The Bank of New York (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(d)	Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(e)	Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(f)	Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(g)	Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(h)	Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

Exhibit Number	Description of Document

*10(i)	Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(j)	Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(k)	First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(l)	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “IX-X-XI-REIT Joint Venture”) dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(m)	Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(n)	Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(o)	Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(p)	Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(q)	Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated June 8, 1998 (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(r)	Restatement of and First Amendment to Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated July 1, 1998 (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(s)	Joint Venture Agreement of Fund X and XI Associates (the “Fremont Joint Venture”) dated July 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 33-32099)

*10(t)	Joint Venture Agreement of Fund X and Fund XI Associates dated July 15, 1998 (Exhibit 10.18 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(u)	Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit 10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

Exhibit Number	Description of Document

*10(v)	Lease Agreement for the Fairchild Building dated September 19, 1997 between the Fremont Joint Venture (as successor in interest by assignment) and Fairchild Technologies USA, Inc. (Exhibit 10.20 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(w)	First Amendment to Joint Venture Agreement of Wells/Fremont Associates dated October 8, 1998 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10(x)	Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated June 12, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.21 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(y)	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated July 16, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.22 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(z)	Joint Venture Agreement of Wells/Orange County Associates (the “Cort Joint Venture”) dated July 27, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.25 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(aa)	Agreement for the Purchase and Sale of Joint Venture Interest relating to the Cort Joint Venture dated July 30, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit 10.26 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(bb)	First Amendment to Joint Venture Agreement of Wells/Orange County Associates dated September 1, 1998 (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10(cc)	Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(dd)	Purchase and Sale Agreement relating to the sale of the Cort Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2003, Commission File No. 0-23719)

*10(ee)	Fourth Amendment to Lease Agreement with Alstom Power, Inc. for the Alstom Power – Knoxville Building (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2004, Commission File No. 0-22039)

*10(ff)	Lease Agreement for the 360 Interlocken Building with GAIAM, Inc. (Exhibit 10(qq) to Form 10-K of Wells Real Estate Fund IX, L.P. for the year ended December 31, 2004, Commission File No. 0-22039)

*10(gg)	Lease Agreement for the 47320 Kato Road Building with TCI International, Inc. (Exhibit 10(qq) to Form 10-K of Wells Real Estate Fund X, L.P. for the year ended December 31, 2004, Commission File No. 0-23719)

*10(hh)	Purchase and Sale Agreement for the Alstom Power – Knoxville Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended March 31, 2005, Commission File No. 0-22039)

Exhibit Number	Description of Document

*10(ii)	Purchase and Sale Agreement for the sale of the 1315 West Century Drive Building (Exhibit 10(uu) to Form 10-K of Wells Real Estate Fund IX, L.P. for the year ended December 31, 2006, Commission File No. 0-22039)

*10(jj)	Purchase and Sale Agreement for the sale of the Iomega Building (Exhibit 10(vv) to Form 10-K of Wells Real Estate Fund IX, L.P. for the year ended December 31, 2006, Commission File No. 0-22039)

*16	Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund X, L.P. filed on September 27, 2006, Commission File No. 0-23719)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002