Form 10-Q
period 2007-09-30
WELLS REAL ESTATE FUND X L P
filed 2007-11-09
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2007	December 31, 2006
Investment in joint ventures	$6,466,848	$8,842,655
Cash and cash equivalents	790,981	5,659,945
Due from joint ventures	137,182	88,226
Other assets	3,421	7,642

Total assets	$7,398,432	$14,598,468

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$23,147	$22,965
Due to affiliates	10,763	5,791
Partnership distributions payable	141,545	140,222

Total liabilities	175,455	168,978

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,434,342 units and 2,429,342 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	7,222,977	14,429,490
Class B – 278,549 units and 283,549 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	0	0
General partners	0	0

Total partners’ capital	7,222,977	14,429,490

Total liabilities and partners’ capital	$7,398,432	$14,598,468

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006

EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$72,841	$(67,356)	$281,420	$64,533

EXPENSES:
General and administrative	40,024	30,101	119,974	142,468

INTEREST AND OTHER INCOME	36,399	23,180	230,613	59,881

NET INCOME (LOSS)	$69,216	$(74,277)	$392,059	$(18,054)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(645,921)	$(55,986)	$(323,750)	$181,399

CLASS B	$715,137	$(18,291)	$715,809	$(199,453)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.27)	$(0.02)	$(0.13)	$ 0.07

CLASS B	$ 2.57	$(0.06)	$ 2.55	$(0.69)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,434,342	2,424,342	2,432,342	2,423,209

CLASS B	278,549	288,549	280,549	289,682

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Limited Partners					Total Partners’ Capital
	Class A		Class B		General Partners
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	2,422,642	$14,815,005	290,249	$199,561	$0	$15,014,566

Class B conversion elections	6,700	108	(6,700)	(108)	0	0
Net income (loss)	0	200,361	0	(199,453)	0	908
Distributions of operating cash flow ($0.24 per weighted-average Class A Unit)	0	(585,984)	0	0	0	(585,984)

BALANCE, December 31, 2006	2,429,342	14,429,490	283,549	0	0	14,429,490

Class B conversion elections	5,000	672	(5,000)	(672)	0	0
Net income (loss)	0	(323,750)	0	715,809	0	392,059
Distributions of operating cash flow ($0.20 per weighted-average Class A Unit)	0	(498,572)	0	0	0	(498,572)
Distributions of net sales proceeds ($2.62 per weighted-average Class A Unit and $2.55 per weighted-average Class B)	0	(6,384,863)	0	(715,137)	0	(7,100,000)

BALANCE, September 30, 2007	2,434,342	$7,222,977	278,549	$0	$0	$7,222,977

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$392,059	$(18,054)
Operating distributions received from joint ventures	336,381	439,608
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(281,420)	(64,533)
Changes in assets and liabilities:
Decrease (increase) in other assets	4,221	(7,132)
Increase (decrease) in accounts payable and accrued expenses	182	(19,428)
Increase (decrease) in due to affiliates	4,972	(1,833)

Net cash provided by operating activities	456,395	328,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	2,271,890	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(497,249)	(467,017)
Net sale proceeds distributions paid to limited partners	(7,100,000)	0

Net cash used in financing activities	(7,597,249)	(467,017)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,868,964)	(138,389)

CASH AND CASH EQUIVALENTS, beginning of period	5,659,945	1,828,144

CASH AND CASH EQUIVALENTS, end of period	$790,981	$1,689,755

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$141,545	$140,121

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (unaudited)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner; Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP

1. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

2. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

3. Iomega Building(1)

A single-story warehouse and office building located in Ogden, Utah

4. 1315 West Century Drive(2)

A two-story office building located in Louisville, Colorado

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture owns interests only in other joint ventures and does not own any properties directly.
Wells/Fremont Associates	• Fund X and XI Associates • Piedmont Operating Partnership, LP	5. 47320 Kato Road A two-story warehouse and office building located in Fremont, California

(1)	This property was sold in January 2007.

(2)	This property was sold in December 2006.

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

Other Assets

As of September 30, 2007 and December 31, 2006, other assets is comprised primarily of interest income receivable. Interest receivable represents interest earned during the period presented, which will be received in the following month.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the Financial Accounting Standards Board (“FASB”) elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

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

Impairment of Real Estate Assets

Fund IX-X-XI-REIT Associates reevaluated the recoverability of the carrying value of 1315 West Century Drive pursuant to the Partnership’s policy for evaluating and accounting for the impairment of real estate assets described above. Fund IX-X-XI-REIT Associates determined that the carrying value of the real estate assets of 1315 West Century Drive was not recoverable, as compared to the estimated fair value, primarily as a result of reducing the estimated holding period of such assets. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of its real estate assets to the estimated fair value by recognizing an impairment loss of approximately $354,000 during the third quarter in 2006, of which approximately $172,000 is allocable to the Partnership. This impairment loss is included in income (loss) from discontinued operations for the three months and nine months ended September 30, 2006 in the table below.

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Loss From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund IX-X-XI-REIT Associates	$402,658	$386,491	$140,574	$212,068	$(5,345)	$(363,608)	$135,229	$(151,540)
Fund X-XI Associates	0	0	12,526	10,562	0	0	12,526	10,562

	$402,658	$386,491	$153,100	$222,630	$(5,345)	$(363,608)	$147,755	$(140,978)

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund IX-X-XI-REIT Associates	$1,154,569	$1,154,079	$343,287	$461,758	$193,140	$(378,446)	$536,427	$83,312
Fund X-XI Associates	0	0	36,715	41,601	0	0	36,715	41,601

	$1,154,569	$1,154,079	$380,002	$503,359	$193,140	$(378,446)	$573,142	$124,913

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and nine months ended September 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund X-XI-REIT Associates – Fremont	$121,448	$117,756	$55,680	$46,950	$368,477	$384,926	$163,206	$184,926

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Operating Income	Impairment Loss	Gain on Sale	Total	Operating Loss	Impairment Loss	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$21,719	$0	$171,421	$193,140	$(24,120)	$(354,326)	$0	$(378,446)
Fund X-XI Associates	0	0	0	0	0	0	0	0
Fund X-XI-REIT Associates – Fremont	0	0	0	0	0	0	0	0

	$21,719	$0	$171,421	$193,140	$(24,120)	$(354,326)	$0	$(378,446)

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $4,492 and $10,895 for the three months ended September 30, 2007 and 2006, respectively, and $22,876 and $32,340 for the nine months ended September 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $16,394 and $17,851 for the three months ended September 30, 2007 and 2006, respectively, and $56,443 and $51,950 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, due to affiliates represents administrative reimbursements due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipate dividend income earned from its holdings of common stock of Piedmont REIT. In addition, WREF guarantees unsecured debt of $160 million held by another WREF-sponsored product that is in the start-up phase of its operations. As of September 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, formerly known as Wells REIT, filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Leo F. Wells, III, one of our general partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, Wells Management, our property manager, certain affiliates of WREF, the directors of Piedmont REIT, and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a putative derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et. al., in the Superior Court of Fulton County, Georgia on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court granted the defendants’ motion for a protective order staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint, which is currently pending before the Court. Mr. Wells and Wells Capital intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own interests in three assets, following the sale of the Iomega Building in the first quarter of 2007. This sale provided us the opportunity to avoid substantial re-leasing costs at this property. While the Iomega Building was leased through April 2009, the tenant was not occupying the building, and re-leasing the building following the known vacancy would have involved considerable costs, both in terms of re-leasing costs and lost revenue during the downtime. Our focus at this time involves leasing and marketing efforts that we believe will deliver the best operating performance for our limited partners.

The third quarter 2007 operating distributions to limited partners remained consistent with the level paid in the previous quarter. We anticipate that operating distributions will remain low or be reserved in the near-term as a result of funding our pro-rata share of anticipated re-leasing costs at the Avaya Building and the 360 Interlocken Building.

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

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers.

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

Short-Term Liquidity

During the nine months ended September 30, 2007, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $456,000. During 2007, we used such operating distributions and cash on hand to fund operating distributions to Class A limited partners of approximately $497,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline in the near-term as a result of funding our pro-rata share of anticipated re-leasing costs at the Avaya Building and the 360 Interlocken Building.

During 2007, we received net sale proceeds of approximately $2,272,000 from the sale of the Iomega Building. We also distributed net sale proceeds of approximately $7,100,000 from the sales of the Alstom Power – Knoxville Building, 1315 West Century Drive, and the Iomega Building to the limited partners.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $175,000 as of September 30, 2007.

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

As of September 30, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2007	Undistributed Net Sale Proceeds as of September 30, 2007
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0	—	$1,818,114	$0
Alstom Power – Knoxville Building (sold in 2005)	$11,646,089	48.5%	5,647,340	0	—	5,647,340	0
1315 West Century Drive (sold in 2006)	$8,059,625	48.5%	3,908,217	0	—	3,908,217	0
Iomega Building (sold in 2007)	$4,685,151	48.5%	2,271,890	0	—	1,611,330	660,560

Total			$13,645,561	$0		$12,985,001	$660,560

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of net sale proceeds of approximately $0.7 million. Accordingly, in August 2007, net sale proceeds of approximately $7.1 million from the sales of Alstom Power – Knoxville Building, 1315 West Century Drive, and the Iomega Building were distributed to the limited partners.

Results of Operations

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $72,841 and $(67,356) for the three months ended September 30, 2007 and 2006, respectively and $281,420 and $64,533 for the nine months ended September 30, 2007 and 2006, respectively. The 2007 increases are primarily a result of (i) recognizing an impairment loss at 1315 West Century Drive in the third quarter of 2006 as a result of a change in management’s intended holding period for this asset, (ii) an increase in operating income resulting from the sale of a vacant building, 1315 West Century Drive, in December 2006, (iii) recognizing a gain on the sale of the Iomega Building in January 2007, partially offset by (iv) a decline in operating income resulting from the sale of the Iomega Building.

We anticipate equity in income of Joint Ventures to remain at similar levels given that each of the remaining properties is currently stabilized.

Expenses

General and administrative expenses were $40,024 and $30,101 for the three months ended September 30, 2007 and 2006, respectively. The increase is primarily a result of an increase in accounting fees and printing costs, substantially all of which resulted from reporting and regulatory requirements.

General and administrative expenses were $119,974 and $142,468 for the nine months ended September 30, 2007 and 2006, respectively. The decrease is primarily a result of a decline in legal fees and a decline in Tennessee partnership franchise and excise taxes resulting from the sale of the Partnership’s sole Tennessee property, the Alstom Power – Knoxville Building, incurred in the first quarter of 2006.

We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $36,399 and $23,180 for the three months ended September 30, 2007 and 2006, respectively, and $230,613 and $59,881 for the nine months ended September 30, 2007 and 2006, respectively. The 2007 increases are primarily a result of an increase in the average amount of net sale proceeds held during the respective periods as a result of the sales of the Iomega Building in January 2007 and 1315 West Century Drive in December 2006, partially offset by the distribution of net sale proceeds to the limited partners in August 2007. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the third quarter of 2006, Fund IX-X-XI-REIT Associates recorded an impairment loss for 1315 West Century Drive of approximately $354,000, of which approximately $172,000 was allocated to the Partnership, to reduce the carrying value of 1315 West Century Drive to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 8, 2007	/S/ DOUGLAS P. WILLIAMS
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