Form 10-Q
period 2008-03-31
WELLS REAL ESTATE FUND X L P
filed 2008-05-09
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND X, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2008	December 31, 2007
Investment in joint ventures	$6,384,488	$6,425,315
Cash and cash equivalents	748,135	757,079
Due from joint ventures	111,234	108,125
Other assets	2,124	3,117

Total assets	$7,245,981	$7,293,636

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$34,176	$25,740
Due to affiliates	10,776	6,559
Partnership distributions payable	78,891	78,891

Total liabilities	123,843	111,190

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,434,342 units issued and outstanding	7,122,138	7,182,446
Class B – 278,549 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	7,122,138	7,182,446

Total liabilities and partners’ capital	$7,245,981	$7,293,636

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2008	2007

EQUITY IN INCOME OF JOINT VENTURES	$70,407	$162,903

EXPENSES:
General and administrative	58,608	34,357

INTEREST AND OTHER INCOME	6,784	93,265

NET INCOME	$18,583	$221,811

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CLASS A	$18,583	$174,191

CLASS B	$0	$47,620

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.01	$0.07

CLASS B	$0.00	$0.17

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,434,342	2,429,342

CLASS B	278,549	283,549

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	2,429,342	$14,429,490	283,549	$0	$0	$14,429,490

Class B conversion elections	5,000	672	(5,000)	(672)	0	0
Net income (loss)	0	(285,390)	0	715,809	0	430,419
Distributions of operating cash flow ($0.24 per weighted-average Class A Unit)	0	(577,463)	0	0	0	(577,463)
Distributions of net sales proceeds ($2.62 and $2.55 per weighted-average Class A Unit and Class B Unit, respectively)	0	(6,384,863)	0	(715,137)	0	(7,100,000)

BALANCE, December 31, 2007	2,434,342	7,182,446	278,549	0	0	7,182,446

Net income	0	18,583	0	0	0	18,583
Distributions of operating cash flow ($0.03 per weighted-average Class A Unit)	0	(78,891)	0	0	0	(78,891)

BALANCE, March 31, 2008	2,434,342	$7,122,138	278,549	$0	$0	$7,122,138

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,583	$221,811
Operating distributions received from joint ventures	108,125	88,226
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(70,407)	(162,903)
Changes in assets and liabilities:
Decrease (increase) in other assets	993	(27,083)
Increase (decrease) in accounts payable and accrued expenses	8,436	(6,176)
Increase in due to affiliates	4,217	7,757

Net cash provided by operating activities	69,947	121,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	2,271,890

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(78,891)	(140,222)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,944)	2,253,300

CASH AND CASH EQUIVALENTS, beginning of period	757,079	5,659,945

CASH AND CASH EQUIVALENTS, end of period	$748,135	$7,913,245

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$78,891	$178,464

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008 (unaudited)

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

1. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

2. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

3. Iomega Building(1)

A single-story warehouse and office building located in Ogden, Utah

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture only owns interests in another joint venture, Wells/Fremont Associates, and does not own any properties directly.
Wells/Fremont Associates	• Fund X and XI Associates • Piedmont Operating Partnership, LP	4. 47320 Kato Road A two-story warehouse and office building located in Fremont, California

(1)	This property was sold in January 2007.

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

On January 31, 2007, Fund IX-X-XI-REIT Associates sold the Iomega Building to an unrelated third party for a gross sale price of $4,867,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,272,000 and was allocated a gain of approximately $86,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Partnership beginning January 1, 2008. The Partnership has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and all other aspects of SFAS No. 157 were effective for the Partnership beginning January 1, 2008 and have not had a material impact on the Partnership’s financial statements. The Partnership is currently assessing the provisions and evaluating the financial impact of FSP 157-2 on its financial statements.

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months ended March 31, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund IX-X-XI-REIT Associates	$422,508	$384,931	$132,416	$109,499	$0	$209,158	$132,416	$318,657
Fund X-XI Associates	0	0	10,683	14,450	0	0	10,683	14,450

	$422,508	$384,931	$143,099	$123,949	$0	$209,158	$143,099	$333,107

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months ended March 31, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund X-XI-REIT Associates – Fremont	$120,637	$125,582	$47,487	$64,234	$0	$0	$47,487	$64,234

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$0	$0	$0	$23,137	$186,021	$209,158
Fund X-XI Associates	0	0	0	0	0	0
Fund X-XI-REIT Associates – Fremont	0	0	0	0	0	0

	$0	$0	$0	$23,137	$186,021	$209,158

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2008 and December 31, 2007 represents operating cash flow generated by the Joint Ventures for the three months ended March 31, 2008 and December 31, 2007, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $8,070 and $7,093 for the three months ended March 31, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $22,099 and $17,440 payable to Wells Capital and Wells Management for the three months ended March 31, 2008 and 2007, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a quarterly basis. As of March 31, 2008 and December 31, 2007, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

Economic Dependency

The Partnership has engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of its properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, during 2007, WREF guaranteed certain debt of another WREF-sponsored product that is in the start-up phase of its operations. As of March 31, 2008, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

As of April 30, 2008, the amount of the debt guaranteed by WREF was equal to approximately $127.3 million.

The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on the results of operations. The Partnership is not aware of any reason why its current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership’s results of operations.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of our general partners; Wells Capital, the corporate general partner of Wells Partners, our other general partner; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III, one of our general partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss.

5.	COMMITMENTS AND CONTINGENCIES

From time to time, the Partnership and its General Partners are party to legal proceedings which arise in the ordinary course of our business. The Partnership is not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We now own interests in three assets. On December 17, 2007, Fund IX-X-XI-REIT Associates completed a lease amendment with Avaya, Inc., the sole tenant at the Avaya Building, which extended the expiration date of this lease from January 31, 2008 to January 31, 2010. Our focus at this time involves leasing and marketing efforts that we believe will deliver the best disposition pricing for our limited partners.

The first quarter 2008 operating distributions to limited partners remained consistent with the level paid in the previous quarter. We anticipate that operating distributions will remain low or be reserved in the near-term as a result of funding our pro-rata share of anticipated re-leasing costs and capital improvements at the 360 Interlocken Building. The lease for the majority tenant, GAIAM, Inc., who occupies approximately 36,200 square feet (or approximately 70% of the 360 Interlocken Building) expires on May 31, 2008.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers.

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

Short-Term Liquidity

During the three months ended March 31, 2008, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $70,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During 2008, we used such net operating cash flows and cash on hand to fund operating distributions to Class A limited partners of approximately $79,000. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs and capital improvements at the 360 Interlocken Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $124,000 as of March 31, 2008.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. The Partnership and respective joint venture partners will be required to fund any capital or other expenditures not provided for by the operations of the Joint Ventures, on a pro rata basis.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership following calendar quarter-ends. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves would then be utilized.

As of March 31, 2008, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2008	Undistributed Net Sale Proceeds as of March 31, 2008
				Amount	Purpose

Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0	—	$1,818,114	$0

Alstom Power – Knoxville Building (sold in 2005)	$11,646,089	48.5%	5,647,340	0	—	5,647,340	0

1315 West Century Drive (sold in 2006)	$8,059,625	48.5%	3,908,217	0	—	3,908,217	0

Iomega Building (sold in 2007)	$4,685,151	48.5%	2,271,890	0	—	1,611,330	660,560

Total			$13,645,561	$0		$12,985,001	$660,560

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of the remaining net sale proceeds of approximately $661,000 in order to fund our pro rata share of anticipated re-leasing costs and capital improvements at the 360 Interlocken Building.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $70,407 and $162,903 for the three months ended March 31, 2008 and 2007, respectively. The decrease is primarily a result of recognizing a gain on the sale of the Iomega Building in January 2007 and a decline in operating income resulting from the sale of the Iomega Building.

We anticipate equity in income of Joint Ventures to decline in the near-term as a result of the upcoming lease expiration of the majority tenant, GAIAM, Inc., at the 360 Interlocken Building.

Expenses

General and administrative expenses were $58,608 and $34,357 for the three months ended March 31, 2008 and 2007, respectively. The increase is primarily a result of an increase in accounting fees, printing costs, and legal fees substantially all of which resulted from reporting and regulatory requirements.

We anticipate additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $6,784 and $93,265 for the three months ended March 31, 2008 and 2007, respectively. The decrease is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods primarily as a result of the distribution of net sale proceeds to the limited partners in August 2007. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of real estate assets we held as of March 31, 2008.

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

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4T.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of Wells Partners, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 9, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 9, 2008	/s/ DOUGLAS P. WILLIAMS
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