Form 10-Q
period 2008-06-30
WELLS REAL ESTATE FUND X L P
filed 2008-08-11
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2008	December 31, 2007
Investment in joint ventures	$6,324,385	$6,425,315
Cash and cash equivalents	718,443	757,079
Due from joint ventures	128,544	108,125
Other assets	1,411	3,117

Total assets	$7,172,783	$7,293,636

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$15,324	$25,740
Due to affiliates	7,965	6,559
Partnership distributions payable	0	78,891

Total liabilities	23,289	111,190

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,434,342 units issued and outstanding	7,149,220	7,182,446
Class B – 278,549 units issued and outstanding	0	0
General partners	274	0

Total partners’ capital	7,149,494	7,182,446

Total liabilities and partners’ capital	$7,172,783	$7,293,636

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
EQUITY IN INCOME OF JOINT VENTURES	$68,440	$45,675	$138,847	$208,579

EXPENSES:
General and administrative	45,400	45,593	104,008	79,950

INTEREST AND OTHER INCOME	4,316	100,949	11,100	194,214

NET INCOME	$27,356	$101,031	$45,939	$322,843

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$27,082	$147,980	$45,665	$322,171

CLASS B LIIMITED PARTNERS	$0	$(46,949)	$0	$672

GENERAL PARTNERS	$274	$0	$274	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.01	$ 0.06	$0.02	$0.13

CLASS B	$0.00	$(0.17)	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,434,342	2,433,342	2,434,342	2,431,342

CLASS B	278,549	279,549	278,549	281,549

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	2,429,342	$14,429,490	283,549	$0	$0	$14,429,490

Class B conversion elections	5,000	672	(5,000)	(672)	0	0
Net income (loss)	0	(285,390)	0	715,809	0	430,419
Distributions of operating cash flow ($0.24 per weighted-average Class A Unit)	0	(577,463)	0	0	0	(577,463)
Distributions of net sales proceeds ($2.62 and $2.55 per weighted-average Class A Unit and Class B Unit, respectively)	0	(6,384,863)	0	(715,137)	0	(7,100,000)

BALANCE, December 31, 2007	2,434,342	7,182,446	278,549	0	0	7,182,446

Net income	0	45,665	0	0	274	45,939
Distributions of operating cash flow ($0.03 per weighted-average Class A Unit)	0	(78,891)	0	0	0	(78,891)

BALANCE, June 30, 2008	2,434,342	$7,149,220	278,549	$0	$274	$7,149,494

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,939	$322,843
Operating distributions received from joint ventures	219,358	229,524
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(138,847)	(208,579)
Changes in assets and liabilities:
Decrease (increase) in other assets	1,706	(26,090)
Decrease in accounts payable and accrued expenses	(10,416)	(9,943)
Increase in due to affiliates	1,406	3,490

Net cash provided by operating activities	119,146	311,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	2,271,890

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(157,782)	(318,686)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,636)	2,264,449

CASH AND CASH EQUIVALENTS, beginning of period	757,079	5,659,945

CASH AND CASH EQUIVALENTS, end of period	$718,443	$7,924,394

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$178,563

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 (unaudited)

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

On December 31, 1996, the Partnership commenced an offering of up to $35,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on February 4, 1997. The offering was terminated on December 30, 1997, at which time the Partnership had sold approximately 2,116,099 Class A Units and 596,792 Class B Units representing total limited partner capital contributions of $27,128,912.

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

1. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

2. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

3. Iomega Building*

A single-story warehouse and office building located in Ogden, Utah

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture only owns interests in another joint venture, Wells/Fremont Associates, and does not own any properties directly.
Wells/Fremont Associates	• Fund X and XI Associates • Piedmont Operating Partnership, LP	4. 47320 Kato Road A two-story warehouse and office building located in Fremont, California

*	This property was sold in January 2007.

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund IX-X-XI-REIT Associates	$403,263	$366,980	$127,729	$93,215	$0	$(10,673)	$127,729	$82,542
Fund X-XI Associates	0	0	11,208	9,739	0	0	11,208	9,739

	$403,263	$366,980	$138,937	$102,954	$0	$(10,673)	$138,937	$92,281

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund IX-X-XI-REIT Associates	$825,771	$751,911	$260,145	$202,714	$0	$198,485	$260,145	$401,199
Fund X-XI Associates	0	0	21,890	24,189	0	0	21,890	24,189

	$825,771	$751,911	$282,035	$226,903	$0	$198,485	$282,035	$425,388

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and six months ended June 30, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund X-XI-REIT Associates – Fremont	$114,720	$121,448	$49,821	$43,291	$0	$0	$49,821	$43,291

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund X-XI-REIT Associates – Fremont	$235,357	$247,030	$97,308	$107,525	$0	$0	$97,308	$107,525

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$0	$0	$0	$27,064	$171,421	$198,485
Fund X-XI Associates	0	0	0	0	0	0
Fund X-XI-REIT Associates – Fremont	0	0	0	0	0	0

	$0	$0	$0	$27,064	$171,421	$198,485

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2008 and December 31, 2007 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2008 and December 31, 2007, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $9,041 and $11,291 for the three months ended June 30, 2008 and 2007, respectively, and $17,111 and $18,384 for the six months ended June 30, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $21,380 and $22,610 payable to Wells Capital and Wells Management for the three months ended June 30, 2008 and 2007, respectively, and $43,480 and $40,050 for the six months ended June 30, 2008 and 2007, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a quarterly basis. As of June 30, 2008 and December 31, 2007, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, during 2007, WREF guaranteed certain debt of another WREF-sponsored product that is in the start-up phase of its operations. As of June 30, 2008, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

As of July 31, 2008, the amount of the debt guaranteed by WREF was equal to approximately $106.9 million.

The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership’s results of operations. The Partnership is not currently aware of any reason why its existing tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership’s results of operations.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. As of the date of this filing, the time for the defendants to respond to the plaintiff’s motion for class certification has not yet passed. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We now own interests in three assets. The lease with GAIAM, Inc. (“GAIAM”), a major tenant that leased approximately 70% of the 360 Interlocken Building, expired on May 31, 2008. Our focus at this time involves leasing and marketing efforts that we believe will deliver the best disposition pricing for our assets for our limited partners.

The second quarter 2008 operating distributions to limited partners holding Class A Units were reserved as a result of the aforementioned lease expiration. Our General Partners anticipate continuing to reserve operating and net sale proceeds distributions primarily as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the 360 Interlocken Building, as well as the reduced cash flows resulting from the recent GAIAM lease expiration at the 360 Interlocken Building. Once the details surrounding the leasing efforts of the 360 Interlocken Building become known, our General Partners will evaluate if distributions of net sale proceeds are appropriate.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers.

Information relating to the properties owned, or previously owned, by the joint ventures is provided below:

•	The Cort Building sold on September 11, 2003.

•	The Alstom Power – Knoxville Building sold on March 15, 2005.

•	The 1315 West Century Drive property sold on December 22, 2006.

•	The Iomega Building sold on January 31, 2007.

•

The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is currently approximately 30% leased to multiple tenants following the GAIAM lease expiration in May 2008. We are actively marketing the vacant space for lease.

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

Short-Term Liquidity

During the six months ended June 30, 2008, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $119,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During 2008, we used such net operating cash flows and cash on hand to fund operating distributions to Class A limited partners of approximately $158,000. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures will decline in the near-term as a result of the recent vacancy at the 360 Interlocken Building and our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for the 360 Interlocken Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $23,000 as of June 30, 2008.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be required to be funded by the Partnership and respective joint venture partners on a pro rata basis.

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

As of June 30, 2008, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2008	Undistributed Net Sale Proceeds as of
				Amount	Purpose		June 30, 2008

Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0	—	$1,818,114	$0

Alstom Power – Knoxville Building (sold in 2005)	$11,646,089	48.5%	5,647,340	0	—	5,647,340	0

1315 West Century Drive (sold in 2006)	$8,059,625	48.5%	3,908,217	0	—	3,908,217	0

Iomega Building (sold in 2007)	$4,685,151	48.5%	2,271,890	0	—	1,611,330	660,560

Total			$13,645,561	$0		$12,985,001	$660,560

Upon evaluating the capital needs of our remaining properties in which we currently hold an interest, our General Partners have determined that substantially all of the undistributed net sale proceeds above will be required to fund our pro rata share of anticipated re-leasing costs and anticipated capital improvements at the 360 Interlocken Building.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $68,440 and $45,675 for the three months ended June 30, 2008 and 2007, respectively. The increase is primarily a result of (i) an increase in the rental rate at the Avaya Building as a result of the sole tenant’s, Avaya, Inc. (“Avaya”), lease extension, which commenced during the first quarter of 2008, (ii) an increase in operating expense reimbursement income at the 360 Interlocken Building, (iii) a decrease in property operating expenses at the 360 Interlocken Building, as a result of the GAIAM lease expiration in May 2008, partially offset by (iv) a decrease in rental income as a result of the aforementioned GAIAM lease expiration. The Joint Ventures bill the tenants for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Equity in income of Joint Ventures was $138,847 and $208,579 for the six months ended June 30, 2008 and 2007, respectively. The decrease is primarily a result of (i) recognizing a gain on the sale of the Iomega Building in January 2007, (ii) a decline in operating income resulting from the sale of the Iomega Building, (iii) a decrease in rental income as a result of the GAIAM lease expiration, partially offset by (iv) an increase in the rental rate at the Avaya Building as a result of the sole tenant’s, Avaya, Inc. (“Avaya”), lease extension, which commenced during the first quarter of 2008, and (v) an increase in operating expense reimbursement income at the 360 Interlocken Building. The Joint Ventures bill the tenants for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

We anticipate equity in income of Joint Ventures to decline in the near-term as a result of the recent GAIAM lease expiration at the 360 Interlocken Building.

Expenses

General and administrative expenses were relatively stable at $45,400 for the three months ended June 30, 2008 and $45,593 for the three months ended June 30 2007.

General and administrative expenses were $104,008 and $79,950 for the six months ended June 30, 2008 and 2007, respectively. The increase is primarily a result of an increase in legal fees, printing and postage costs, and administrative costs, incurred in connection with reporting and regulatory requirements.

We anticipate additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $4,316 and $100,949 for the three months ended June 30, 2008 and 2007, respectively, and $11,100 and $194,214 for the six months ended June 30, 2008 and 2007, respectively. The decreases are primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods primarily as a result of the distribution of net sale proceeds to the limited partners in August 2007, as well as a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to help protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

Application of Critical Accounting Policies

Summary

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of real estate assets we held as of June 30, 2008.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 8, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2008	/s/ DOUGLAS P. WILLIAMS
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