Form 10-Q
period 2008-09-30
WELLS REAL ESTATE FUND X L P
filed 2008-11-07
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 along with Item 1A. of Part II of this report for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND X, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2008	December 31, 2007
Investment in joint ventures	$6,284,603	$6,425,315
Cash and cash equivalents	816,902	757,079
Due from joint ventures	47,932	108,125
Other assets	1,484	3,117

Total assets	$7,150,921	$7,293,636

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$19,314	$25,740
Due to affiliates	9,151	6,559
Partnership distributions payable	0	78,891

Total liabilities	28,465	111,190

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,434,342 units issued and outstanding	7,122,453	7,182,446
Class B – 278,549 units issued and outstanding	0	0
General partners	3	0

Total partners’ capital	7,122,456	7,182,446

Total liabilities and partners’ capital	$7,150,921	$7,293,636

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
EQUITY IN INCOME OF JOINT VENTURES	$8,151	$72,841	$146,997	$281,420

EXPENSES:
General and administrative	39,630	40,024	143,638	119,974

INTEREST AND OTHER INCOME	4,442	36,399	15,542	230,613

NET INCOME (LOSS)	$(27,037)	$69,216	$18,901	$392,059

NET INCOME (LOSS) ALLOCATED TO:
CLASS A	$(26,766)	$(645,921)	$18,898	$(323,750)

CLASS B	$0	$715,137	$0	$715,809

GENERAL PARTNERS	$(271)	$0	$3	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.01)	$(0.27)	$0.01	$(0.13)

CLASS B	$ 0.00	$ 2.57	$0.00	$ 2.55

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,434,342	2,434,342	2,434,342	2,432,342

CLASS B	278,549	278,549	278,549	280,549

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	2,429,342	$14,429,490	283,549	$0	$0	$14,429,490

Class B conversion elections	5,000	672	(5,000)	(672)	0	0
Net income (loss)	0	(285,390)	0	715,809	0	430,419
Distributions of operating cash flow ($0.24 per weighted-average Class A Unit)	0	(577,463)	0	0	0	(577,463)
Distributions of net sales proceeds ($2.62 and $2.55 per weighted-average Class A Unit and Class B Unit, respectively)	0	(6,384,863)	0	(715,137)	0	(7,100,000)

BALANCE, December 31, 2007	2,434,342	7,182,446	278,549	0	0	7,182,446

Net income	0	18,898	0	0	3	18,901
Distributions of operating cash flow ($0.03 per weighted-average Class A Unit)	0	(78,891)	0	0	0	(78,891)

BALANCE, September 30, 2008	2,434,342	$7,122,453	278,549	$0	$3	$7,122,456

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,901	$392,059
Operating distributions received from joint ventures	347,902	336,381
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(146,997)	(281,420)
Changes in assets and liabilities:
Decrease in other assets	1,633	4,221
(Decrease) increase in accounts payable and accrued expenses	(6,426)	182
Increase in due to affiliates	2,592	4,972

Net cash provided by operating activities	217,605	456,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	2,271,890

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(157,782)	(497,249)
Net sale proceeds distributions paid to limited partners	0	(7,100,000)

Net cash used in financing activities	(157,782)	(7,597,249)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,823	(4,868,964)

CASH AND CASH EQUIVALENTS, beginning of period	757,079	5,659,945

CASH AND CASH EQUIVALENTS, end of period	$816,902	$790,981

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$141,545

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (unaudited)

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

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, Fair Value Measurements, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Partnership beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Partnership’s financial statements to date; however, the Partnership is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund IX-X-XI-REIT Associates	$279,764	$402,658	$3,735	$140,574	$0	$(5,345)	$3,735	$135,229
Fund X-XI Associates	0	0	10,928	12,526	0	0	10,928	12,526

	$279,764	$402,658	$14,663	$153,100	$0	$(5,345)	$14,663	$147,755

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund IX-X-XI-REIT Associates	$1,105,535	$1,154,569	$263,880	$343,287	$0	$193,140	$263,880	$536,427
Fund X-XI Associates	0	0	32,818	36,715	0	0	32,818	36,715

	$1,105,535	$1,154,569	$296,698	$380,002	$0	$193,140	$296,698	$573,142

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and nine months ended September 30, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund X-XI-REIT Associates – Fremont	$122,184	$121,448	$48,576	$55,680	$0	$0	$48,576	$55,680

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund X-XI-REIT Associates – Fremont	$357,542	$368,477	$145,884	$163,206	$0	$0	$145,884	$163,206

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$0	$0	$0	$21,719	$171,421	$193,140
Fund X-XI Associates	0	0	0	0	0	0
Fund X-XI-REIT Associates – Fremont	0	0	0	0	0	0

	$0	$0	$0	$21,719	$171,421	$193,140

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2008 and December 31, 2007 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2008 and December 31, 2007, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $6,001 and $4,492 for the three months ended September 30, 2008 and 2007, respectively, and $23,112 and $22,876 for the nine months ended September 30, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $22,345 and $16,394 payable to Wells Capital and Wells Management for the three months ended September 30, 2008 and 2007, respectively, and $65,825 and $56,443 for the nine months ended September 30, 2008 and 2007, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2008 and December 31, 2007 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, WREF guarantees debt of another WREF-sponsored product in the amount of approximately $76.1 million as of October 31, 2008. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

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

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. The appeal is currently pending in the Georgia Court of Appeals.

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

The third quarter 2008 operating distributions to limited partners holding Class A Units were reserved as a result of the aforementioned lease expiration. Our General Partners anticipate continuing to reserve operating and net sale proceeds distributions primarily as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the 360 Interlocken Building, as well as the reduced cash flows resulting from the recent GAIAM lease expiration at the 360 Interlocken Building. Once the details surrounding the leasing efforts of the 360 Interlocken Building become known, our General Partners will evaluate if distributions of net sale proceeds are appropriate.

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

The Impact of Current Economic Conditions on our Portfolio

The fundamentals of the U.S. office real estate market continue to weaken due to dislocation in the financial services industry and have been recently exacerbated by the global financial crisis. During the nine months ended September 30, 2008, national vacancy rates rose steadily by approximately 90 basis points to 14.1%. During October 2008, vacancy rates have continued to increase as have sublease inventory levels. Rising sublease inventories will create additional competition for landlords with direct space and, thus, will result in downward pressure on the rents that landlords are able to achieve with new leases.

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets may result in a decrease in future rental rates. Additionally, the turbulence in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing.

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

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2008, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $218,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During 2008, we used such net operating cash flows primarily to fund operating distributions to Class A limited partners of approximately $158,000. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures will decline in the near-term as a result of the recent vacancy at the 360 Interlocken Building and our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for the 360 Interlocken Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $28,000, as of September 30, 2008.

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

The Joint Ventures incur capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not funded from the operations of the Joint Ventures will be required to be funded by the Partnership and the other respective joint venture partners on a pro rata basis.

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

As of September 30, 2008, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2008	Undistributed Net Sale Proceeds as of September 30, 2008
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0	—	$1,818,114	$0
Alstom Power –Knoxville Building (sold in 2005)	$11,646,089	48.5%	5,647,340	0	—	5,647,340	0
1315 West Century Drive (sold in 2006)	$8,059,625	48.5%	3,908,217	0	—	3,908,217	0
Iomega Building (sold in 2007)	$4,685,151	48.5%	2,271,890	0	—	1,611,330	660,560

Total			$13,645,561	$0		$12,985,001	$660,560

Upon evaluating the capital needs of our remaining properties in which we currently hold an interest, our General Partners have determined that substantially all of the undistributed net sale proceeds above will be required to fund our pro rata share of anticipated re-leasing costs and anticipated capital improvements at the 360 Interlocken Building.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $8,151 and $72,841 for the three months ended September 30, 2008 and 2007, respectively. The decrease is primarily a result of a decrease in rental income related to the GAIAM lease expiration in May 2008, partially offset by an increase in the rental rate under the Avaya, Inc. lease extension during the first quarter of 2008.

Equity in income of Joint Ventures was $146,997 and $281,420 for the nine months ended September 30, 2008 and 2007, respectively. The decrease is primarily a result of recognizing a gain on the sale of the Iomega Building in January 2007 and a decrease in rental income as a result of the GAIAM lease expiration in May 2008.

We anticipate equity in income of Joint Ventures to remain at similar levels in the future and increase upon re-leasing the vacant space at the 360 Interlocken Building.

Expenses

General and administrative expenses were relatively stable at $39,630 for the three months ended September 30, 2008 and $40,024 for the three months ended September 30, 2007.

General and administrative expenses were $143,638 and $119,974 for the nine months ended September 30, 2008 and 2007, respectively. The increase is primarily a result of an increase in legal fees and administrative costs incurred in connection with reporting and regulatory requirements.

We anticipate additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $4,442 and $36,399 for the three months ended September 30, 2008 and 2007, respectively, and $15,542 and $230,613 for the nine months ended September 30, 2008 and 2007, respectively. The decreases are primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods due to the distribution of net sale proceeds to the limited partners in August 2007. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to the estimated fair values and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of September 30, 2008.

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2007 includes various risk factors applicable to the Partnership. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Current economic conditions and turmoil in the credit markets may cause market rental rates and property values to decline and may impede disposition of a property at commercially reasonable terms.

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility and diminished expectations for real estate markets and the economy as a whole on a going-forward basis. Many economists are predicting continued deterioration in economic conditions in the United States, along with significant increases in unemployment and vacancy rates at commercial properties. As a result, current economic conditions and the credit crisis may cause commercial real estate values and market rental rates to decline significantly. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell a property at commercially reasonable terms. No assurances can be given that current economic conditions and the effects of the credit crisis will not have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 7, 2008	/s/ DOUGLAS P. WILLIAMS
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