Form 10-Q
period 2009-03-31
WELLS REAL ESTATE FUND X L P
filed 2009-05-13
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not yet applicable to registrant.]     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND X, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership’s results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2009	December 31, 2008
Investment in joint ventures	$6,221,364	$6,261,923
Cash and cash equivalents	806,581	838,400
Due from joint ventures	48,357	12,707
Other assets	417	1,328

Total assets	$7,076,719	$7,114,358

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$21,805	$23,056
Due to affiliates	12,740	7,641

Total liabilities	34,545	30,697

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,434,342 units issued and outstanding	7,042,174	7,083,661
Class B – 278,549 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	7,042,174	7,083,661

Total liabilities and partners’ capital	$7,076,719	$7,114,358

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2009	2008

EQUITY IN INCOME OF JOINT VENTURES	$7,798	$70,407

INTEREST AND OTHER INCOME	1,273	6,784

GENERAL AND ADMINISTRATIVE EXPENSES	50,558	58,608

NET INCOME (LOSS)	$(41,487)	$18,583

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(41,487)	$18,583

CLASS B	$0	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.02)	$0.01

CLASS B	$ 0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,434,342	2,434,342

CLASS B	278,549	278,549

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	2,434,342	$7,182,446	278,549	$0	$0	$7,182,446

Net loss	0	(19,894)	0	0	0	(19,894)
Distributions of operating cash flow ($0.03 per weighted-average Class A Unit)	0	(78,891)	0	0	0	(78,891)

BALANCE, December 31, 2008	2,434,342	7,083,661	278,549	0	0	7,083,661

Net loss	0	(41,487)	0	0	0	(41,487)

BALANCE, March 31, 2009	2,434,342	$7,042,174	278,549	$0	$0	$7,042,174

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(41,487)	$18,583
Operating distributions received from joint ventures	12,707	108,125
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(7,798)	(70,407)
Changes in assets and liabilities:
Decrease in other assets	911	993
(Decrease) increase in accounts payable and accrued expenses	(1,251)	8,436
Increase in due to affiliates	5,099	4,217

Net cash (used in) provided by operating activities	(31,819)	69,947

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	0	(78,891)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,819)	(8,944)

CASH AND CASH EQUIVALENTS, beginning of period	838,400	757,079

CASH AND CASH EQUIVALENTS, end of period	$806,581	$748,135

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$78,891

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009 (unaudited)

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

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	1. 360 Interlocken Building A three-story office building located in Broomfield, Colorado 2. Avaya Building A one-story office building located in Oklahoma City, Oklahoma

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture only owns an interest in another joint venture, Wells/Fremont Associates, and does not own any properties directly.
Wells/Fremont Associates	• Fund X and XI Associates • Piedmont Operating Partnership, LP	3. 47320 Kato Road A two-story warehouse and office building located in Fremont, California

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

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

Distribution of Net Sale Proceeds

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

Recent Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 was effective for the Partnership for the fiscal year beginning January 1, 2009. FSP 157-2 has not had a material impact on the Partnership’s financial statements to date.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months ended March 31, 2009 and 2008, respectively, is presented below:

	Total Revenues		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Fund IX-X-XI-REIT Associates	$273,352	$422,508	$3,719	$132,416
Fund X-XI Associates	0	0	10,333	10,683

	$273,352	$422,508	$14,052	$143,099

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in
Fund X-XI Associates for the three months ended March 31, 2009 and 2008, respectively, is presented below:

	Total Revenues		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Fund X-XI-REIT Associates – Fremont	$118,838	$120,637	$45,934	$47,487

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2009 and December 31, 2008 represents operating cash flow generated by the Joint Ventures for the three months ended March 31, 2009 and December 31, 2008, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $4,403 and $8,070 for the three months ended March 31, 2009 and 2008, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $24,924 and $22,099 payable to Wells Capital and Wells Management for the three months ended March 31, 2009 and 2008, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2009 and December 31, 2008 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Wells Capital and Wells Management are both owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Action Against Related-Parties below). In addition, WREF guarantees debt of another WREF-sponsored product which was in the amount of approximately $49.4 million as of April 30, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, the Partnership’s General Partners; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the court. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The time for the defendants to respond to the motion for leave to amend the complaint has not yet expired. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage the Partnership’s operations and portfolio of investments.

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

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The first quarter 2009 operating distributions to limited partners holding Class A Units were reserved. Our General Partners anticipate continuing to reserve operating and net sale proceeds distributions primarily as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the 360 Interlocken Building, the Avaya Building and the 47320 Kato Road Building, as well as a reduction in our cash flows resulting from the decline in occupancy at the 360 Interlocken Building.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers. As of April 30, 2009, the Partnership owned interests in three properties.

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

Short-Term Liquidity

During the three months ended March 31, 2009, we generated net operating cash outflows of approximately $32,000, primarily due to a reduction in operating distributions received from the Joint Ventures resulting from the decline in occupancy at the
360 Interlocken Building. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures will decline as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for the 360 Interlocken Building, the Avaya Building and the 47320 Kato Road Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $35,000, as of March 31, 2009. During the remainder of 2009, we anticipate that we will be able to fund our proportionate share of capital expenditures noted above using future operating cash flows and net sale proceeds.

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

As of March 31, 2009, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2009	Undistributed Net Sale Proceeds as of March 31, 2009
				Amount	Purpose

Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0	—	$1,818,114	$0

Alstom Power – Knoxville Building (sold in 2005)	$11,646,089	48.5%	5,647,340	0	—	5,647,340	0

1315 West Century Drive (sold in 2006)	$8,059,625	48.5%	3,908,217	0	—	3,908,217	0

Iomega Building (sold in 2007)	$4,685,151	48.5%	2,271,890	0	—	1,611,330	660,560

Total			$13,645,561	$0		$12,985,001	$660,560

Upon evaluating the capital needs of our remaining properties in which we currently hold an interest, our General Partners have determined to reserve the remaining net sale proceeds of approximately $0.7 million in order to fund our pro rata share of anticipated re-leasing costs and capital improvements at the 360 Interlocken Building, the Avaya Building and the 47320 Kato Road Building.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $7,798 and $70,407 for the three months ended March 31, 2009 and 2008, respectively. The decrease is primarily attributable to the expiration of the lease with the majority tenant at the 360 Interlocken Building, GAIAM, Inc., in May 2008.

Absent future leasing activities at the 360 Interlocken Building, we expect equity in income of Joint Ventures to remain at similar levels in the near term; however, if the sole tenants of the 47320 Kato Road Building and the Avaya Building do not extend their current leases (which are currently scheduled to expire in November 2009 and January 2010, respectively) and we are unable to secure replacement tenants in a timely manner, equity in income of Joint Ventures would be lower.

Interest and Other Income

Interest and other income was $1,273 and $6,784 for the three months ended March 31, 2009 and 2008, respectively. The decrease is primarily a result of a decrease in the average daily yield.

Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

General and Administrative Expenses

General and administrative expenses were $50,558 and $58,608 for the three months ended March 31, 2009 and 2008, respectively. The decrease is primarily attributable to a decline in legal services in 2009.

We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon future changes in our reporting and regulatory requirements.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to the respective estimated fair values, pursuant to the provisions of SFAS No. 144, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of March 31, 2009.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2009, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2009.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2009.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 13, 2009	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 13, 2009	/s/ DOUGLAS P. WILLIAMS
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