Form 10-Q
period 2010-09-30
WELLS REAL ESTATE FUND X L P
filed 2010-11-12
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The Partnership’s results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2010	December 31, 2009
Investment in joint ventures	$5,066,945	$5,693,994
Cash and cash equivalents	620,473	825,948
Due from joint ventures	0	13,950

Total assets	$5,687,418	$6,533,892

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$4,306	$7,414
Due to affiliates	8,273	10,255

Total liabilities	12,579	17,669

Commitments and contingencies

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,428,694 and 2,434,885 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	5,674,839	6,516,223
Class B – 284,197 and 278,006 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	0	0
General partners	0	0

Total partners’ capital	5,674,839	6,516,223

Total liabilities and partners’ capital	$5,687,418	$6,533,892

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2010	2009	2010	2009

EQUITY IN LOSS OF JOINT VENTURES	$(20,935)	$(429,744)	$(706,764)	$(399,369)

INTEREST AND OTHER INCOME	384	366	1,156	2,193

GENERAL AND ADMINISTRATIVE EXPENSES	37,494	29,763	135,776	119,498

NET LOSS	$(58,045)	$(459,141)	$(841,384)	$(516,674)

NET LOSS ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(43,467)	$(459,141)	$(826,806)	$(516,674)

CLASS B	$(14,578)	$0	$(14,578)	$0

NET LOSS PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.02)	$(0.19)	$(0.34)	$(0.21)

CLASS B	$(0.05)	$ 0.00	$ 0.00	$ 0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,428,694	2,434,885	2,432,822	2,434,704

CLASS B	284,197	278,006	280,069	278,187

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	2,434,342	$7,083,661	278,549	$0	$0	$7,083,661

Class B conversion elections	543	0	(543)	0	0	0
Net loss	0	(567,438)	0	0	0	(567,438)

BALANCE, December 31, 2009	2,434,885	6,516,223	278,006	0	0	6,516,223

Class A conversion elections	(6,191)	(14,578)	6,191	14,578	0	0
Net loss	0	(826,806)	0	(14,578)	0	(841,384)

BALANCE, September 30, 2010	2,428,694	$5,674,839	284,197	$0	$0	$5,674,839

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(841,384)	$(516,674)
Operating distributions received from joint ventures	40,141	144,458
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in loss of joint ventures	706,764	399,369
Changes in assets and liabilities:
Decrease in other assets	0	1,328
Decrease in accounts payable and accrued expenses	(3,108)	(18,267)
Decrease in due to affiliates	(1,982)	(1,890)

Net cash (used in) provided by operating activities	(99,569)	8,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(105,906)	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(205,475)	8,324

CASH AND CASH EQUIVALENTS, beginning of period	825,948	838,400

CASH AND CASH EQUIVALENTS, end of period	$620,473	$846,724

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (unaudited)

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

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	•Wells Real Estate Fund IX, L.P. •Wells Real Estate Fund X, L.P. •Wells Real Estate Fund XI, L.P. •Piedmont Operating Partnership, LP	1.360 Interlocken Building A three-story office building located in Broomfield, Colorado 2.Avaya Building(1) A one-story office building located in Oklahoma City, Oklahoma
Fund X and Fund XI Associates (“Fund X-XI Associates”)	•Wells Real Estate Fund X, L.P. •Wells Real Estate Fund XI, L.P.	This joint venture only owns an interest in another joint venture, Wells/Fremont Associates, and does not own any properties directly.
Wells/Fremont Associates (“Fund X-XI-REIT Associates – Fremont”)	•Fund X-XI Associates •Piedmont Operating Partnership, LP	3.47300 Kato Road A two-story warehouse and office building located in Fremont, California

(1)	This property was sold in October 2010.

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

Impairment of Real Estate Assets

In connection with recurring quarterly review processes, Fund IX-X-XI-REIT Associates evaluated the recoverability of the carrying value of the 360 Interlocken Building pursuant to the accounting policy outlined in Note 2 above and determined that it was not recoverable, as compared to the estimated fair value, due to refining the disposition strategy for the Partnership and, consequently, shortening the estimated holding period of this asset in second quarter of 2010. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of the 360 Interlocken Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $1,448,000 (approximately $702,000 of which was allocated to the Partnership) in the second quarter of 2010. This impairment loss is included in net income (loss) from continuing operations for the nine months ended September 30, 2010 in the table below.

The fair value measurements used in this evaluation of nonfinancial assets for the 360 Interlocken Building are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs (see “Evaluating the Recoverability of Real Estate Assets” in Note 2). Examples of inputs that Fund IX-X-XI-REIT Associates utilized in its fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices. In addition, Fund IX-X-XI-REIT Associates assigned an estimated probability-weighting to more than one fair value estimate based on Fund IX-X-XI-REIT Associates’ assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date.

In connection with recurring quarterly review processes, Fund X-XI-REIT Associates – Fremont evaluated the recoverability of the carrying value of the 47300 Kato Road property pursuant to the accounting policy outlined in Note 2 above and determined that it was not recoverable, as compared to the estimated fair value, as a result of shortening the estimated holding period of such asset in third quarter of 2009 and significant downward pressure on long-term rental rates for speculative leasing. Accordingly, Fund X-XI-REIT Associates – Fremont reduced the carrying value of 47300 Kato Road to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $3,316,000 (approximately $433,000 of which was allocated to the Partnership) in the third quarter of 2009. This impairment loss is included in net income (loss) from continuing operations for the three months and nine months ended September 30, 2009 in the table below.

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2010 and 2009, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Loss
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Fund IX-X-XI-REIT Associates	$48,643	$78,854	$(120,640)	$(120,827)	$102,307	$114,003	$(18,333)	$(6,824)
Fund X-XI Associates	0	0	(20,763)	(735,079)	0	0	(20,763)	(735,079)

	$48,643	$78,854	$(141,403)	$(855,906)	$102,307	$114,003	$(39,096)	$(741,903)

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Fund IX-X-XI-REIT Associates	$172,138	$242,500	$(1,791,734)	$(352,990)	$301,551	$380,183	$(1,490,183)	$27,193
Fund X-XI Associates	0	0	27,313	(711,153)	0	0	27,313	(711,153)

	$172,138	$242,500	$(1,764,421)	$(1,064,143)	$301,551	$380,183	$(1,462,870)	$(683,960)

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in

Fund X-XI Associates for the three months and nine months ended September 30, 2010 and 2009, respectively, is presented below:

	Total Revenues		Net Loss		Total Revenues		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Fund X-XI-REIT Associates – Fremont	$0	$119,830	$(92,296)	$(3,267,611)	$322,037	$360,301	$121,413	$(3,161,257)

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$301,551	$0	$301,551	$380,183	$0	$380,183

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of December 31, 2009 represents operating cash flow generated by the Joint Ventures for the three months ended December 31, 2009, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in loss of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $4,204 and $4,919 for the three months ended September 30, 2010 and 2009, respectively, and $8,539 and $14,342 for the nine months ended September 30, 2010 and 2009, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $23,071 and $21,219 payable to Wells Capital and Wells Management for the three months ended September 30, 2010 and 2009, respectively, and $72,111 and $66,938 for the nine months ended September 30, 2010 and 2009, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2010 and December 31, 2009 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of September 30, 2010, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

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

In connection with a new lease agreement executed in September 2010, Fund IX-X-XI-REIT Associates provided a landlord-funded tenant allowance to AVNET, Inc., the new majority tenant at the 360 Interlocken Building, in the amount of approximately $1,783,000, of which approximately $452,000 has been incurred, and approximately $1,331,000 remained available for use as of September 30, 2010.

6.	SUBSEQUENT EVENT

On October 15, 2010, Fund IX-X-XI-REIT Associates sold the Avaya Building to an unrelated third party for a gross sale price of $5,300,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,478,000 and was allocated a gain of approximately $333,000, which may be adjusted should additional information become available in subsequent periods.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We have sold five of the seven properties in which we have held interests, following the sale of the Avaya Building in October 2010. On September 2, 2010, Fund IX-X-IX-REIT Associates entered into a 120-month lease agreement with AVNET, Inc. for approximately 82% of the 360 Interlocken Building, which is estimated to commence November 24, 2010 and extends through November 30, 2020 (with a one-time termination provision in September 2018). Our focus at this time involves leasing and marketing efforts that we believe will deliver the best disposition pricing of our assets for our limited partners.

The third quarter 2010 operating distributions to limited partners holding Class A Units were reserved. Our General Partners anticipate continuing to reserve operating and net sale proceeds distributions primarily as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for our remaining properties.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of October 31, 2010, the Partnership owned interests in two properties.

Information relating to the properties owned, or previously owned, by the joint ventures is provided below:

•	The Cort Building sold on September 11, 2003.

•	The Alstom Power – Knoxville Building sold on March 15, 2005.

•	The 1315 West Century Drive property sold on December 22, 2006.

•	The Iomega Building sold on January 31, 2007.

•	The Avaya Building sold on October 15, 2010.

•

The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is 100% leased to three tenants. The major lease to AVNET, Inc. for 82% of the building extends through November 2020 (with a one-time termination provision in September 2018).

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

Short-Term Liquidity

For the nine months ended September 30, 2010, net operating cash outflows, including distributions received from the Joint Ventures, were approximately $100,000, primarily due to (i) the low level of occupancy at the 360 Interlocken Building prior to the execution of the lease with AVNET, Inc. in September 2010 and

(ii) Fund IX-X-XI-REIT Associates retaining some of its operating cash flow to fund re-leasing costs for the Avaya Building and the 360 Interlocken Building. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for our remaining properties.

During the nine months ended September 30, 2010, we invested approximately $102,000 in Fund IX-X-XI-REIT Associates to fund our pro rata share of re-leasing costs for the Avaya Building and approximately $4,000 in Fund X-XI-REIT Associates-Fremont to fund our pro rata share of property operating costs at 47300 Kato Road.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $13,000, as of September 30, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the properties owned by the Joint Ventures and net proceeds generated from the sale of those properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, to fund leasing costs and capital expenditures necessary to position our properties for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.

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

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership approximately one month following calendar quarter-ends. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known or anticipated capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves are then utilized.

As of September 30, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2010	Undistributed Net Sale Proceeds as of September 30, 2010
Property Sold				Amount	Purpose

Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0	—	$1,818,114	$0

Alstom Power – Knoxville Building (sold in 2005)	$11,646,089	48.5%	5,647,340	0	—	5,647,340	0

1315 West Century Drive (sold in 2006)	$8,059,625	48.5%	3,908,217	0	—	3,908,217	0

Iomega Building (sold in 2007)	$4,685,151	48.5%	2,271,890	60,000	•Partnership operating expenses (2010)	1,611,330	600,560

Total			$13,645,561	$60,000		$12,985,001	$600,560

After quarter-end, we received approximately $2,478,000 of net sale proceeds from the October 2010 disposition of the Avaya Building which are in addition to amounts listed in the table above. Upon evaluating the capital needs of our remaining properties in which we currently hold an interest, our General Partners have decided to reserve the remaining net sale proceeds in the near term to fund our pro rata share of anticipated re-leasing costs and capital improvements for our remaining properties.

Results of Operations

Equity in Loss of Joint Ventures

Equity in loss of Joint Ventures decreased from $429,744 for the three months ended September 30, 2009 to $20,935 for the three months ended September 30, 2010. The decrease in loss is primarily attributable to the impairment loss recognized by Fund X-XI-REIT Associates related to 47300 Kato Road in the third quarter of 2009 (see Note 3 to our accompanying financial statements), of which approximately $433,000 was allocated to the Partnership.

Equity in loss of Joint Ventures increased from $399,369 for the nine months ended September 30, 2009 to $706,764 for the nine months ended September 30, 2010. The increase in loss is primarily attributable to the impairment loss recognized by Fund IX-X-XI-REIT Associates related to the 360 Interlocken Building in the second quarter of 2010 (see Note 3 to our accompanying financial statements), of which approximately $702,000 was allocated to the Partnership, partially offset by the impairment loss recognized by Fund X-XI-REIT Associates related to 47300 Kato Road in the third quarter of 2009, of which approximately $433,000 was allocated to the Partnership.

We anticipate earning equity in income of Joint Ventures in the fourth quarter of 2010, as compared to the loss incurred for the nine months ended September 30, 2010, as a result of recognizing an approximate $333,000 gain on the sale of the Avaya Building in October 2010 and recognizing a non-recurring impairment loss at the 360 Interlocken Building in the second quarter of 2010.

Interest and Other Income

Interest and other income remained relatively stable at $366 for the three months ended September 30, 2009 and $384 for the three months ended September 30, 2010.

Interest and other income decreased from $2,193 for the nine months ended September 30, 2009 to $1,156 for the nine months ended September 30, 2010. The decrease is primarily a result of a decrease in the average daily yield.

Future levels of interest income will be largely dependent on the timing of future property dispositions and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Ventures related to funding re-leasing costs and capital expenditures, and fluctuations in the average daily yield.

General and Administrative Expenses

General and administrative expenses increased from $29,763 for the three months ended September 30, 2009 to $37,494 for the three months ended September 30, 2010. The increase is primarily attributable to an increase in legal services incurred in connection with regulatory reporting requirements in the third quarter of 2010.

General and administrative expenses increased from $119,498 for the nine months ended September 30, 2009 to $135,776 for the nine months ended September 30, 2010. The increase is primarily attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants during the year.

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

In the third quarter of 2009, Fund X-XI-REIT Associates – Fremont recorded an impairment loss on 47300 Kato Road of approximately $3,316,000 (approximately $433,000 of which was allocated to the Partnership) to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows, primarily as a result of shortening the estimated holding period of such asset in third quarter of 2009 and significant downward pressure on long-term rental rates for speculative leasing (see “Impairment of Real Estate Assets” in Note 3 to our financial statements included in this report).

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

Commitments and Contingencies

In connection with a new lease agreement executed in September 2010, Fund IX-X-XI-REIT Associates provided a landlord-funded tenant allowance to AVNET, Inc., the new majority tenant at the 360 Interlocken Building, in the amount of approximately $1,783,000, of which approximately $452,000 has been incurred, and approximately $1,331,000 remained available for use as of September 30, 2010.

Subsequent Event

On October 15, 2010, Fund IX-X-XI-REIT Associates sold the Avaya Building to an unrelated third party for a gross sale price of $5,300,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,478,000 and was allocated a gain of approximately $333,000, which may be adjusted should additional information become available in subsequent periods.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WELLS REAL ESTATE FUND X, L.P.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2010, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2010.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 11, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 11, 2010	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND X, L.P.

Exhibit Number	Description

*10.1	Office Lease with AVNET, Inc. for a portion of the 360 Interlocken Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 0-22039)

*10.2	Purchase and Sale Agreement for the sale of the Avaya Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 0-22039)

*10.3	First Amendment to Purchase and Sale Agreement for the sale of the Avaya Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 0-22039)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference