Form 10-K
period 2010-12-31
WELLS REAL ESTATE FUND X L P
filed 2011-03-22
CIK 1018215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The period during which the Partnership invests the capital raised during the fundraising phase, less up-front fees, into the acquisition of real estate assets;

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

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate and administrative services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2010, 2009, and 2008.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of December 31, 2010, the General Partners have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

Website Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com website, through a link to the http://www.sec.gov website.

ITEM 1A.	RISK FACTORS.

Risk Related to Current Economic Conditions

Current economic conditions may cause market rental rates and property values to decline, may impede disposition of our properties at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.

Current economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Many economists are predicting economic conditions in the United States for 2011 to remain relatively weak, along with continued high levels of unemployment and vacancy rates at commercial properties as what has commonly been referred to as the “jobless recovery” persists through most of the year. Should such current economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and the market rental rates that we are able to achieve may decline significantly. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.

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

We anticipate that we will be required to expend in the future, substantial funds for tenant improvements and other costs necessary to re-lease the vacant space at 47300 Kato Road. If we are unable to secure a replacement tenant at 47300 Kato Road in a timely manner, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of this property would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such property.

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

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Class A Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Class A Units may be adversely affected.

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

We generally will hold the various remaining real properties in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the properties is warranted, even if it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.

Concentration of Credit Risk

The Partnership maintains bank accounts with high-credit, quality financial institutions. At times, our cash balances may exceed the federally insured limits.

Marketability and Transferability Risks

There is no public trading market for your units.

There is no public market for your units, and we do not anticipate that any public trading market for your units will ever develop. If you attempt to sell your units, you would likely do so at substantially discounted prices on the secondary market. Further, our partnership agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause us to be classified as a “publicly traded partnership” as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized. Because classification of the Partnership as a “publicly traded partnership” may significantly decrease the value of your units, our General Partners intend to use their authority to the maximum extent possible to prohibit transfers of units, which could cause us to be classified as a “publicly traded partnership.”

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It also should be noted that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties and the resulting value of the Partnership’s limited partnership units will naturally decline.

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

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, the general partner of Wells Partners, our other general partner. Therefore, one person has a primary role in determining what is in the best interest of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

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

We may be selling properties at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower the return on your investment.

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

Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return, causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants’ or attorneys’ fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You also may be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the Partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an “electing large partnership.” If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the Partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the Partnership level, thereby potentially adversely impacting the holders of a particular class of units disproportionately to holders of the other class of units.

State and local taxes and a requirement to withhold state taxes may apply.

The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any Partnership property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses, which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.

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

There were no unresolved SEC staff comments as of December 31, 2010.

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

Joint Venture	Joint Venture Partners	Ownership %	Properties	Leased % as of December 31,
				2010	2009	2008	2007	2006
The Fund IX, Fund X, Fund XI, and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	•Wells Real Estate Fund IX, L.P.	39.0%	1. 1315 West Century Drive(1)	—	—	—	—	—
	•Wells Real Estate Fund X, L.P.	48.5%	A two-story office building located in Louisville, Colorado
	•Wells Real Estate Fund XI, L.P.	8.8%
	•Piedmont Operating Partnership, LP	3.7%
			2. 360 Interlocken Building A three-story office building located in Broomfield, Colorado	100%	28%	30%	100%	100%
			3. Avaya Building(2)	—	100%	100%	100%	100%
			A one-story office building located in Oklahoma City, Oklahoma
			4. Iomega Building(3)	—	—	—	—	100%
			A single-story warehouse and office building located in Ogden, Utah
Fund X and Fund XI Associates (“Fund X-XI Associates”)	•Wells Real Estate Fund X, L.P	58.0%	This joint venture owns interests only in other joint ventures and does not own interests in any properties directly.
	•Wells Real Estate Fund XI, L.P.	42.0%
Wells/Fremont Associates (“Fund X-XI-REIT Associates – Fremont”)	•Fund X-XI Associates	22.5%	5. 47300 Kato Road	0%	100%	100%	100%	100%
	•Piedmont Operating Partnership, LP	77.5%	A two-story warehouse and office building located in Fremont, California

(1)	This property was sold in December 2006.

(2)	This property was sold in October 2010.

(3)	This property was sold in January 2007.

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2010, the lease expirations scheduled during the following 10 years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2012(2)	1	4,364	$96,008	$46,554	8.4%	10.6%
2016(3)	1	4,832	68,856	33,388	9.4	7.6
2020(4)	1	42,463	743,103	360,330	82.2	81.8

	3	51,659	$907,967	$440,272	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	Expiration of Lighthouse Financial, LLC lease at the 360 Interlocken Building (approximately 4,400 square feet).

(3)	Expiration of Culver Financial lease at the 360 Interlocken Building (approximately 4,800 square feet).

(4)	Expiration of AVNET, Inc. lease at the 360 Interlocken Building (approximately 42,500 square feet).

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

360 Interlocken Building

The 360 Interlocken Building is a three-story, multi-tenant office building containing approximately 52,000 rentable square feet located on a 5.1-acre tract of land in Broomfield, Colorado. Approximately 36,200 square feet (or approximately 70% of the building) was under a lease with GAIAM, Inc. (“GAIAM”) through May 31, 2008. After fulfilling the terms of the lease, GAIAM vacated the space in May 2008, which remained vacant until November 2010. On September 2, 2010, Fund IX-X-IX-REIT Associates entered into a 120-month lease agreement with AVNET, Inc. (“AVNET”) for approximately 82% of the 360 Interlocken Building, which commenced on November 24, 2010 and extends through November 30, 2020 (with a one-time termination provision in September 2018). Following a ten-month base rental abatement period, annual base rent of $9.00 per square foot shall be payable through November 30, 2011. Effective December 1, 2011, annual base rent of $13.50 per square foot shall be payable and is scheduled to increase by $0.50 per square foot annually beginning on December 1, 2012 through the remainder of the lease term. The annualized base rent payable in

2020 will be approximately $743,000. The remainder of the building is leased to Culver Financial (approximately 10% of building, expiring June 2016) and Lighthouse Financial, LLC (approximately 8% of the building, expiring July 2012). In addition to monthly base rent, AVNET and Culver Financial are also required to reimburse the Registrant for their pro rata share of their operating expenses and real estate taxes for the 360 Interlocken Building. We are currently marketing this property for disposition.

Avaya Building

The Avaya Building is a one-story office building containing approximately 57,000 net rentable square feet on 5.3 acres of land in Oklahoma City, Oklahoma. The Avaya Building was 100% leased to Avaya, Inc. through January 31, 2015. On October 15, 2010, Fund IX-X-XI-REIT Associates sold the Avaya Building to an unrelated third party for a gross sale price of $5,300,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,477,000 and was allocated a gain of approximately $331,900.

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

47300 Kato Road

The 47300 Kato Road property is a vacant two-story warehouse and office building containing approximately 58,000 square feet and located in Fremont, California. TCI International, Inc., the previous sole tenant, occupied the building from December 2004 through May 2010. We are currently marketing the property for lease and for sale.

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

Summary

As of February 28, 2011, 2,428,694 Class A Units and 284,197 Class B Units held by a total of 1,605 and 143 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit; to date, the Partnership has returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $3.29 per Class A Unit and $9.68 per Class B Unit, as further described below. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom, plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, taking into account conversion elections as provided for in the partnership agreement.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2010. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based on their estimates of property values as of December 31, 2010, to be approximately $2.26 per Class A Unit and $2.30 per Class B Unit, based upon market conditions existing in early December 2010. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that as the Partnership’s properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $3.29 per Class A Unit and $9.68 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.

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

Operating distributions to limited partners are accrued for accounting purposes in the quarter earned and paid to Class A limited partners in the following quarter. No operating cash distributions were paid to holders of Class A Units, Class B Units, or the General Partners during the years ended December 31, 2009 or 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2010, 2009, 2008, 2007, and 2006 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2010	2009	2008	2007	2006
Total assets	$5,924,513	$6,533,892	$7,114,358	$7,293,636	$14,598,468
Equity in income (loss) of Joint Ventures	$(428,401)	$(409,199)	$137,024	$348,012	$86,828
Net income (loss)	$(609,697)	$(567,438)	$(19,894)	$430,419	$908
Net income (loss) allocated to Limited Partners:
Class A	$(842,058)	$(567,438)	$(19,894)	$(285,390)	$200,361
Class B	$232,361	$0	$0	$715,809	$(199,453)
Net income (loss) per weighted-average Limited Partner Unit:
Class A	$(0.35)	$(0.23)	$(0.01)	$(0.12)	$ 0.08
Class B	$ 0.83	$ 0.00	$ 0.00	$ 2.56	$(0.69)
Operating cash distributions per weighted-average Class A Limited Partner Unit:
Investment income	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Return of capital	$ 0.00	$ 0.00	$ 0.03	$ 0.24	$ 0.24
Operating cash distributions per weighted-average Class B Limited Partner Unit:
Investment income	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Return of capital	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 2.62	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$ 2.55	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We have sold five of the seven properties in which we have held interests, following the sale of the Avaya Building in October 2010. On September 2, 2010, Fund IX-X-IX-REIT Associates entered into a 120-month lease agreement with AVNET for approximately 82% of the 360 Interlocken Building, which commenced on November 24, 2010 and extends through November 30, 2020. Our focus at this time involves leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.

The fourth quarter 2010 operating distributions to limited partners holding Class A Units were reserved. Our General Partners anticipate continuing to reserve operating and net sale proceeds distributions primarily as a result of our intention to fund our pro rata share of property operating costs, anticipated re-leasing costs, and capital improvements for our remaining properties.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of February 28, 2011, the Partnership owned interests in two properties.

Information relating to the properties owned, or previously owned, by the joint ventures is provided below:

•	The Cort Building sold on September 11, 2003.

•	The Alstom Power – Knoxville Building sold on March 15, 2005.

•	The 1315 West Century Drive property sold on December 22, 2006.

•	The Iomega Building sold on January 31, 2007.

•	The Avaya Building sold on October 15, 2010.

•

The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is 100% leased to three tenants. The major lease to AVNET for 82% of the building extends through November 2020. We are currently marketing this property for disposition.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 2.8% in the fourth quarter of 2010, according to estimates. This is an indication that the market has stabilized and an economic recovery is currently under way. For the full year of 2010, real GDP increased 2.8% compared with a 2.6% decrease in 2009. The main contributors to the increase in real GDP growth in 2010 were positive contributions from personal consumption expenditures, private domestic investment, and government consumption expenditures. While management believes the U.S. economy is beginning to show signs of recovery, we believe this recovery will be gradual and that downside risks related to factors, such as employment and housing, still exist.

Real estate market fundamentals underlying the U.S. office markets continued to deteriorate in 2010, as evidenced by a vacancy rate of 17.6% for the fourth quarter compared with 17.0% vacancy this same time a year ago. There was negative net absorption of 14.5 million square feet in 2010, in addition to the 79 million square feet of negative absorption in 2009. As anticipated, average rents have also declined from a $27.79 rate in fourth quarter 2009 to current rates of $27.53, a 0.94% decline. On a positive note, however, fourth quarter numbers show a positive net absorption of 2.5 million square feet, the first quarter of positive absorption since 2007, and a stabilization in vacancy rates and rental rates. Additionally, as the overall economy continues to improve, the office market should follow suit with modestly improving fundamentals in 2011.

Transaction volume for office properties increased significantly in 2010 with over $41 billion in transactions, more than doubling 2009 activity of $17.3 billion. Fourth quarter 2010 activity was $18.7 billion, which was more than all of 2009 activity combined. Much of the sales activity was made up of portfolio transactions and larger deals concentrated in major markets such as New York; Washington, D.C.; and Chicago. Capitalization rates (first year income returns) also experienced sharp declines in 2010, dropping nearly 200 basis points overall. Average central business district capitalization rates finished the year at 6.2%, a 225 basis point reduction from 2009, and suburban rates averaged 7.7%, 135 basis points lower than 2009. Both exchange-listed REITs and nontraded REITs were the largest buyers of real estate in 2010, with over $8 billion of total transaction activity. Commercial mortgage-backed securities also made a return in 2010, which bodes well for 2011 financing expectations.

After a sluggish office market in 2009, recent transaction activity suggests that the market has bottomed out and headed toward an even stronger, healthier recovery. Nevertheless, the majority of transactions in 2010 continued to be well-tenanted assets in primary markets. This disparity is largely determined by cash flow quality, investor profile, and location of the asset. Properties that are in top tier markets with credit tenants and lack of near-term lease rollover are commanding significantly higher prices and lower capitalization rates than properties lacking these qualities. Recent pricing spreads and sales volumes in Washington, D.C.; New York; San Francisco; Boston; Chicago; and other desirable markets validate this trend. Additionally, rising delinquencies and looming debt maturities could force distressed sellers to dispose of assets at discounted prices. Even though evidence shows little distressed office sales compared to the amount of distressed assets, in the fourth quarter of 2010, distressed office sales exceeded the previous three quarters combined and accounted for 17% of all office transactions in the fourth quarter of 2010. Cash buyers should be in prime position to capitalize on these distressed situations should they occur.

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

Short-Term Liquidity

During the year ended December 31, 2010, net operating cash outflows, including distributions received from the Joint Ventures, were approximately $141,000, primarily due to (i) the low level of occupancy at the 360 Interlocken Building prior to the execution of the lease with AVNET in September 2010, (ii) Fund IX-X-XI-REIT Associates retaining its operating cash flow to fund re-leasing costs for the Avaya Building and the 360 Interlocken Building, and (iii) the current vacancy at 47300 Kato Road. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of property operating costs, tenant re-leasing costs, and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for our remaining properties.

During the year ended December 31, 2010, we invested (i) approximately $936,000 in Fund IX-X-XI-REIT Associates to fund our pro rata share of re-leasing costs for the 360 Interlocken Building and the Avaya Building and (ii) approximately $17,000 in Fund X-XI-REIT Associates – Fremont to fund our pro rata share of property operating costs at 47300 Kato Road which is currently vacant.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $18,000, as of December 31, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the properties owned by the Joint Ventures and net proceeds generated from the sale of those properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, to fund our pro rata share of property operating costs, leasing costs, and capital expenditures necessary to position our properties for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.

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

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership approximately one month following calendar quarter-ends. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, are then utilized.

As of December 31, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2010	Undistributed Net Sale Proceeds as of December 31, 2010
				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$0	—	$1,818,114	$0

Alstom Power – Knoxville Building (sold in 2005)	$11,646,089	48.5%	5,647,340	0	—	5,647,340	0

1315 West Century Drive (sold in 2006)	$8,059,625	48.5%	3,908,217	0	—	3,908,217	0

Iomega Building (sold in 2007)	$4,685,151	48.5%	2,271,890	660,560	• Partnership operating expenses (2010) • Re-leasing the 360 Interlocken Building (2010)	1,611,330	0

Avaya Building (sold in 2010)	$5,107,662	48.5%	2,476,772	289,440	• Re-leasing the 360 Interlocken Building (2010)	0	2,187,332

Total			$16,122,333	$950,000		$12,985,001	$2,187,332

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds in the near term to fund our pro rata share of property operating costs, anticipated capital improvements, and re-leasing costs for our remaining properties.

Results of Operations

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2010

Equity in Loss of Joint Ventures

Equity in loss of Joint Ventures increased from $409,199 for the year ended December 31, 2009 to $428,401 for the year ended December 31, 2010. This increase in loss is primarily attributable to (i) the impairment loss recognized by Fund IX-X-XI-REIT Associates related to the 360 Interlocken Building in the second quarter of 2010, of which approximately $702,000 was allocated to the Partnership, (ii) a decline in operating income resulting from the sale of the Avaya Building in October 2010, partially offset by (iii) the impairment loss recognized by Fund X-XI-REIT Associates – Fremont related to 47300 Kato Road in the third quarter of 2009, of which approximately $433,000 was allocated to the Partnership and (iv) the gain recognized from the sale of the Avaya Building in October 2010, of which $332,000 was allocated to the Partnership.

We anticipate earning equity in income of Joint Ventures in 2011, as compared to the loss incurred for the year ended December 31, 2010, as a result of recognizing a non-recurring impairment loss at the 360 Interlocken Building in the second quarter of 2010.

Interest and Other Income

Interest and other income remained relatively stable at $2,591 for the year ended December 31, 2009 and $2,538 for the year ended December 31, 2010.

Future levels of interest income will be largely dependent on the timing of future property dispositions and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Ventures related to funding re-leasing costs and capital expenditures, and fluctuations in the average daily yield.

General and Administrative Expenses

General and administrative expenses increased from $160,830 for the year ended December 31, 2009 to $183,834 for the year ended December 31, 2010. This increase is attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants and additional administrative reimbursements resulting primarily from a reduction in the economies of scale available to the Partnership for investor support services.

We anticipate that changes in the future levels of our general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2009

Equity in Income (loss) of Joint Ventures

Equity in income (loss) of Joint Ventures decreased from $137,024 for the year ended December 31, 2008 to $(409,199) for the year ended December 31, 2009. This variance is primarily attributable to the impairment loss recognized by Fund X-XI-REIT Associates – Fremont for the 47300 Kato Road Building in the third quarter of 2009, of which approximately $433,000 was allocated to the Partnership, and the expiration of the lease with the majority tenant at the 360 Interlocken Building in May 2008.

Interest and Other Income

Interest and other income decreased from $19,589 for the year ended December 31, 2008 to $2,591 for the year ended December 31, 2009. This decrease is primarily a result of a decrease in the average daily yield.

General and Administrative Expenses

General and administrative expenses decreased from $176,507 for the year ended December 31, 2008 to $160,830 for the year ended December 31, 2009. This decrease is primarily attributable to a decline in legal services in 2009 and a temporary difference in accounting fees related to the timing of work performed by our external accountants in 2009 as compared with the prior year.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2010 and 2009.

ITEM 9A.	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2010. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2010 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serve as the advisor to Wells Real Estate Investment Trust II, Inc.: Wells Core Office Income REIT, Inc. (formerly Wells Real Estate Investment Trust, III, Inc.): and Wells Timberland REIT, Inc. (collectively, the “Wells REITs”), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 67, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is the general partner of Wells Partners, our other general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of Wells Real Estate Investment Trust II, Inc. and the president and a director of Wells Core Office Income REIT, Inc., which are public real estate programs not listed on a securities exchange. He is also the president of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public, non-traded REIT sponsored by WREF, until April 16, 2007, when Piedmont REIT acquired certain entities formerly affiliated with WREF and became a self-advised REIT.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985, he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is an inaugural sponsor of the Financial Services Institute.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partner of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a).

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams, as the Principal Financial Officer; Randall D. Fretz, as the Senior Vice President of Wells Capital; and Kevin Race, as Chief of Financial Strategy. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate general partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

Code of Ethics

The Partnership has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

While the Partnership is managed by the General Partners and their affiliates, it does not pay any salaries or other compensation directly to the General Partners or to any of the General Partners’ individual employees, officers, or directors. Further, the Partnership does not employ, and is not managed by, any of its own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the operation or management of the Partnership. Due to our current management structure and our lack of any employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership, tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership, or other information regarding compensation policies and practices of the Partnership has been included in this Annual Report on Form 10-K.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 28, 2011.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	110.036 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 110.036 Class A Units through an individual retirement account.

(c)	No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2010.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly; plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $12,461, $21,743, and $30,012 for the years ended December 31, 2010, 2009, and 2008, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $99,430, $90,566, and $85,933 payable to Wells Capital and Wells Management for the years ended December 31, 2010, 2009, and 2008, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2010, 2009, or 2008.

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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2010 and 2009, are set forth in the table below.

	Frazier & Deeter, LLC
	2010	2009
Audit Fees	$36,145	$31,359
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$36,145	$31,359

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

During the fiscal years ended December 31, 2010 and 2009, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from the Partnership’s independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND X, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 22, 2011	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 22, 2011	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND X, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund X, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund X, L.P. (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund X, L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 22, 2011

WELLS REAL ESTATE FUND X, L.P.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
Investment in joint ventures	$3,715,608	$5,693,994
Cash and cash equivalents	2,208,905	825,948
Due from joint ventures	0	13,950

Total assets	$5,924,513	$6,533,892

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$10,065	$7,414
Due to affiliates	7,922	10,255

Total liabilities	17,987	17,669

Commitments and contingencies

Partners’ Capital:
Limited partners:
Class A –2,428,694 and 2,434,885 units issued and outstanding as of December 31, 2010 and 2009, respectively	5,659,587	6,516,223
Class B – 284,197 and 278,006 units issued and outstanding as of December 31, 2010 and 2009, respectively	246,939	0
General partners	0	0

Total partners’ capital	5,906,526	6,516,223

Total liabilities and partners’ capital	$5,924,513	$6,533,892

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$(428,401)	$(409,199)	$137,024

INTEREST AND OTHER INCOME	2,538	2,591	19,589

GENERAL AND ADMINISTRATIVE EXPENSES	183,834	160,830	176,507

NET LOSS	$(609,697)	$(567,438)	$(19,894)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(842,058)	$(567,438)	$(19,894)

CLASS B	$232,361	$0	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.35)	$(0.23)	$(0.01)

CLASS B	$ 0.83	$ 0.00	$ 0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,431,790	2,434,750	2,434,342

CLASS B	281,101	278,141	278,549

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	2,434,342	$7,182,446	278,549	$0	$0	$7,182,446

Net loss	0	(19,894)	0	0	0	(19,894)
Distributions of operating cash flow ($0.03 per weighted-average Class A Unit)	0	(78,891)	0		0	(78,891)

BALANCE, December 31, 2008	2,434,342	7,083,661	278,549	0	0	7,083,661

Class B conversion elections	543	0	(543)	0	0	0
Net loss	0	(567,438)	0		0	(567,438)

BALANCE, December 31, 2009	2,434,885	6,516,223	278,006	0	0	6,516,223

Class A conversion elections	(6,191)	(14,578)	6,191	14,578	0	0
Net income (loss)	0	(842,058)	0	232,361	0	(609,697)

BALANCE, December 31, 2010	2,428,694	$5,659,587	284,197	$246,939	$0	$5,906,526

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(609,697)	$(567,438)	$(19,894)
Operating distributions received from joint ventures	40,142	157,487	395,834
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in (income) loss of joint ventures	428,401	409,199	(137,024)
Operating changes in assets and liabilities:
Decrease in other assets	0	1,328	1,789
Increase (decrease) in accounts payable and accrued expenses	2,651	(15,642)	(2,684)
(Decrease) increase in due to affiliates	(2,333)	2,614	1,082

Net cash (used in) provided by operating activities	(140,836)	(12,452)	239,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	2,476,772	0	0
Investment in joint ventures	(952,979)	0	0

Net cash provided by investing activities	1,523,793	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners in excess of accumulated operating income	0	0	(157,782)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,382,957	(12,452)	81,321

CASH AND CASH EQUIVALENTS, beginning of year	825,948	838,400	757,079

CASH AND CASH EQUIVALENTS, end of year	$2,208,905	$825,948	$838,400

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	•Wells Real Estate Fund IX, L.P. •Wells Real Estate Fund X, L.P. •Wells Real Estate Fund XI, L.P. •Piedmont Operating Partnership, LP	1. 360 Interlocken Building A three-story office building located in Broomfield, Colorado 2. Avaya Building(1) A one-story office building located in Oklahoma City, Oklahoma
Fund X and Fund XI Associates (“Fund X-XI Associates”)	•Wells Real Estate Fund X, L.P. •Wells Real Estate Fund XI, L.P.	This joint venture only owns an interest in another joint venture and does not own any properties directly.
Wells/Fremont Associates (“Fund X-XI-REIT Associates – Fremont”)	•Fund X and XI Associates •Piedmont Operating Partnership, LP	3. 47300 Kato Road A two-story warehouse and office building located in Fremont, California

(1)	This property was sold in October 2010.

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

In connection with recurring quarterly review processes, Fund IX-X-XI-REIT Associates evaluated the recoverability of the carrying value of the 360 Interlocken Building pursuant to the accounting policy outlined in Note 2 above and determined that it was not recoverable, as compared to the estimated fair value, due to refining the disposition strategy for the Partnership and, consequently, shortening the estimated holding period of this asset in the second quarter of 2010. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of the 360 Interlocken Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $1,448,000 (approximately $702,000 of which was allocated to the Partnership) in the second quarter of 2010. This impairment loss is included in income (loss) from continuing operations for the year ended December 31, 2010 in the Summary of Financial Information table below.

The fair value measurements used in this evaluation of nonfinancial assets for the 360 Interlocken Building are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs (see “Evaluating the Recoverability of Real Estate Assets” in Note 2). Examples of inputs that Fund IX-X-XI-REIT Associates utilized in its fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices. In addition, Fund IX-X-XI-REIT Associates assigned an estimated probability weighting to more than one fair value estimate based on Fund IX-X-XI-REIT Associates’ assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. The table below represents the detail of the adjustment recognized during the year ended December 31, 2010 using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized(1)	Fair Value
360 Interlocken Building	$6,516,400	$1,448,217	$5,068,183

(1)	Represents impairment loss recognized by Fund IX-X-XI-REIT Associates.

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

Due from Joint Ventures

As of December 31, 2009, due from joint ventures represents the Partnership’s share of operating cash flow to be distributed from Fund X-XI Associates for the fourth quarter of 2009.

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2010 and 2009 are summarized below:

	2010		2009
	Amount	Percentage	Amount	Percentage
Fund IX-X-XI-REIT Associates	$3,266,719	48%	$5,238,761	48%
Fund X-XI Associates	448,889	58%	455,233	58%

	$3,715,608		$5,693,994

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2010 and 2009 are presented below:

	2010	2009
Investment in Joint Ventures, beginning of year	$5,693,994	$6,261,923
Equity in loss of Joint Ventures	(428,401)	(409,199)
Contributions to Joint Ventures	952,979	0
Distributions from Joint Ventures	(2,502,964)	(158,730)

Investment in Joint Ventures, end of year	$3,715,608	$5,693,994

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009, and 2008 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2010	2009	2010	2009	2010	2009
Fund IX-X-XI-REIT Associates	$7,218,303	$11,048,832	$481,567	$245,301	$6,736,736	$10,803,531
Fund X-XI Associates	773,945	808,928	0	24,047	773,945	784,881

	$7,992,248	$11,857,760	$481,567	$269,348	$7,510,681	$11,588,412

	Total Revenues			Income (Loss) From Continuing Operations			Income From Discontinued Operations			Net Income (Loss)
	For the Years Ended			For the Years Ended			For the Years Ended			For the Years Ended
	December 31,			December 31,			December 31,			December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
Fund IX-X-XI- REIT Associates	$331,398	$297,110	$607,769	$(1,886,771)	$(515,256)	$(272,083)	$997,638	$497,713	$502,474	$(889,133)	$(17,543)	$230,391
Fund X-XI Associates	0	0	0	4,741	(690,703)	43,619	0	0	0	4,741	(690,703)	43,619

	$331,398	$297,110	$607,769	$(1,882,030)	$(1,205,959)	$(228,464)	$997,638	$497,713	$502,474	$(884,392)	$(708,246)	$274,010

Condensed financial information for Fund X-XI-REIT Associates – Fremont in which the Partnership held an interest through its interest in Fund X-XI Associates as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2010	2009	2010	2009	2010	2009
Fund X-XI-REIT Associates – Fremont	$3,496,614	$3,676,596	$56,215	$187,584	$3,440,399	$3,489,012

	Total Revenues			Net Income (Loss)
	For the Years Ended December 31,			For the Years Ended December 31,
	2010	2009	2008	2010	2009	2008
Fund X-XI-REIT Associates – Fremont	$316,035	$507,372	$477,303	$21,075	$(3,070,350)	$193,897

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	2010			2009			2008
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI- REIT Associates	$313,162	$684,476	$997,638	$497,713	$0	$497,713	$502,474	$0	$502,474

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) of the gross revenues collected monthly; plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties which are leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $12,461, $21,743, and $30,012 for the years ended December 31, 2010, 2009, and 2008, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $99,430, $90,566, and $85,933 payable to Wells Capital and Wells Management for the years ended December 31, 2010, 2009, and 2008, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2010 and 2009 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership’s financial statement net loss to net income (loss) presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Financial statement net loss	$(609,697)	$(567,438)	$(19,894)
Adjustments in net loss resulting from:
Bad debt (recoveries) expense for financial reporting purposes in excess of amounts for income tax purposes	0	(1,939)	1,939
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	22	12,967	10,957
Rental income for financial reporting purposes (greater than) less than amounts for income tax purposes	(64,380)	3,279	39,470
Gain on sale of property for financial reporting purposes in excess of income tax purposes	(90,422)	0	0
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	702,259	432,714	0
Other	8,459	(5,880)	5,775

Income tax basis net income (loss)	$(53,759)	$(126,297)	$38,247

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Financial statement partners’ capital	$5,906,526	$6,516,223	$7,083,661
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	351	351	351
Accumulated penalties	3,191	3,191	3,191
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	473	473	2,412
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	2,086,051	2,086,029	2,073,062
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(455,199)	(390,819)	(394,098)
Syndication costs capitalized for income tax purposes, which are accounted for as a cost of capital for financial reporting purposes	4,038,088	4,038,088	4,038,088
Accumulated amortization expense for income tax purposes greater than amounts for financial reporting purposes	(94,486)	(94,486)	(94,486)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	104,762	104,762	104,762
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(1,306,680)	(1,216,258)	(1,216,258)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	1,306,790	604,531	171,817
Other	17,631	9,172	15,052

Income tax basis partners’ capital	$11,607,498	$11,661,257	$11,787,554

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009:

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint ventures	$797	$(686,626)	$(20,935)	$278,363
Interest and other income	$385	$387	$384	$1,382
Net loss	$(52,488)	$(730,851)	$(58,045)	$231,687
Net loss allocated to:
Class A limited partners	$(52,488)	$(730,851)	$(43,467)	$(15,252)
Class B limited partners	$0	$0	$(14,578)	$246,939
General Partners	$0	$0	$0	$0
Net loss per weighted-average limited partner unit:
Class A	$(0.02)	$(0.30)	$(0.02)	$(0.01)
Class B	$ 0.00	$ 0.00	$(0.05)	$ 0.88
Distribution of operating cash per weighted-average limited partner unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sales proceeds per weighted-average limited partner unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint ventures	$7,798	$22,577	$(429,744)	$(9,830)
Interest and other income	$1,273	$554	$366	$398
Net loss	$(41,487)	$(16,047)	$(459,141)	$(50,763)
Net loss allocated to:
Class A limited partners	$(41,487)	$(16,047)	$(459,141)	$(50,763)
Class B limited partners	$0	$0	$0	$0
General Partners	$0	$0	$0	$0
Net loss per weighted-average limited partner unit:
Class A(a)	$(0.02)	$(0.01)	$(0.19)	$(0.02)
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of operating cash per weighted-average limited partner unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sales proceeds per weighted-average limited partner unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00

(a)	The quarterly per-unit amounts have been calculated using actual income (loss) for the respective quarters. Conversely, the corresponding annual income (loss) per-unit amounts have been calculated assuming that income (loss) was earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2010, 2009, and 2008, are composed of the following items:

	2010	2009	2008
Salary reimbursements	$99,430	$90,566	$85,933
Independent accounting fees	28,901	17,168	25,172
Printing expenses	27,121	25,365	28,022
Legal fees	13,342	13,086	22,495
Postage and delivery expenses	8,182	9,638	8,627
Computer costs	2,250	2,081	1,475
Other professional fees	2,203	1,370	2,914
Filing fees	1,123	759	1,049
Taxes and licensing fees	800	734	820
Bank service charges	482	63	0

Total general and administrative costs	$183,834	$160,830	$176,507

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheets of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 22, 2011

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
Real estate assets, at cost:
Land	$1,650,070	$2,701,208
Building and improvements, less accumulated depreciation of $3,356,998 and $4,785,268 at December 31, 2010 and 2009, respectively	4,781,248	7,813,114
Construction in progress	0	143,044

Total real estate assets, net	6,431,318	10,657,366

Cash and cash equivalents	89,265	163,300
Tenant receivables	112,297	56,169
Deferred leasing costs, less accumulated amortization of $44,138 and $268,934 at December 31, 2010 and 2009, respectively	528,149	159,000
Other assets	57,274	12,997

Total assets	$7,218,303	$11,048,832

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$228,631	$221,786
Accrued capital expenditures and deferred leasing costs	205,844	0
Due to affiliates	106	6,108
Deferred income	46,986	17,407

Total liabilities	481,567	245,301

Partners’ capital:
Wells Real Estate Fund IX, L.P.	2,629,381	4,216,675
Wells Real Estate Fund X, L.P.	3,266,719	5,238,761
Wells Real Estate Fund XI, L.P.	592,015	949,430
Piedmont Operating Partnership, LP	248,621	398,665

Total partners’ capital	6,736,736	10,803,531

Total liabilities and partners’ capital	$7,218,303	$11,048,832

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
REVENUES:
Rental income	$274,281	$276,546	$562,942
Tenant reimbursements	57,117	20,564	41,350
Interest and other income	0	0	3,477

Total revenues	331,398	297,110	607,769

EXPENSES:
Property operating costs	402,245	462,609	506,367
Management and leasing fees:
Related-party	0	0	20,296
Other	21,600	21,600	23,119
Depreciation	248,248	251,828	235,758
Amortization	39,389	34,491	42,795
Impairment loss	1,448,217	0	0
General and administrative	58,470	41,838	51,517

Total expenses	2,218,169	812,366	879,852

NET LOSS FROM CONTINUING OPERATIONS	(1,886,771)	(515,256)	(272,083)

DISCONTINUED OPERATIONS:
Operating income	313,162	497,713	502,474
Gain on disposition	684,476	0	0

Income from discontinued operations	997,638	497,713	502,474

NET INCOME (LOSS)	$(889,133)	$(17,543)	$230,391

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2007	$4,418,683	$5,489,733	$994,917	$417,760	$11,321,093

Net income	89,923	111,720	20,248	8,500	230,391
Partnership distributions	(201,069)	(249,806)	(45,275)	(19,006)	(515,156)

Balance, December 31, 2008	4,307,537	5,351,647	969,890	407,254	11,036,328

Net loss	(6,847)	(8,507)	(1,542)	(647)	(17,543)
Partnership distributions	(84,015)	(104,379)	(18,918)	(7,942)	(215,254)

Balance, December 31, 2009	4,216,675	5,238,761	949,430	398,665	10,803,531

Net loss	(347,034)	(431,152)	(78,143)	(32,804)	(889,133)
Partnership contributions	753,291	935,882	169,620	71,207	1,930,000
Partnership distributions	(1,993,551)	(2,476,772)	(448,892)	(188,447)	(5,107,662)

Balance, December 31, 2010	$2,629,381	$3,266,719	$592,015	$248,621	$6,736,736

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(889,133)	$(17,543)	$230,391
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	(684,476)	0	0
Depreciation	342,883	354,010	337,940
Amortization	101,166	82,411	86,720
Impairment loss	1,448,217	0	0
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(60,156)	37,314	80,493
(Increase) decrease in other assets	(44,277)	3,313	2,110
Increase (decrease) in accounts payable and accrued expenses	6,845	(44,144)	16,754
(Decrease) increase in due to affiliates	(6,002)	(4,010)	8,552
Increase (decrease) in deferred income	29,579	(12,297)	24,966

Net cash provided by operating activities	244,646	399,054	787,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	5,107,662	0	0
Investment in real estate assets	(1,426,239)	(173,332)	(137,764)
Payment of deferred leasing costs	(822,442)	(117,640)	(48,538)

Net cash provided by (used in) investing activities	2,858,981	(290,972)	(186,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from joint venture partners	1,930,000	0	0
Net sale proceeds distributions to joint venture partners	(5,107,662)	0	0
Operating distributions to joint venture partners in excess of accumulated earnings	0	(215,254)	(710,771)

Net cash used in financing activities	(3,177,662)	(215,254)	(710,771)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74,035)	(107,172)	(109,147)

CASH AND CASH EQUIVALENTS, beginning of year	163,300	270,472	379,619

CASH AND CASH EQUIVALENTS, end of year	$89,265	$163,300	$270,472

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued capital expenditures and deferred leasing costs	$205,844	$0	$4,943

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

On October 15, 2010, the Joint Venture sold the Avaya Building to an unrelated third party for a gross sale price of $5,300,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $5,108,000 and recognized a gain of approximately $684,000.

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

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

In connection with recurring quarterly review processes, the Joint Venture evaluated the recoverability of the carrying value of the 360 Interlocken Building pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared to the estimated fair value, due to refining the disposition strategy for the Joint Venture and, consequently, shortening the estimated holding period of this asset in second quarter of 2010. Accordingly, the Joint Venture reduced the carrying value of the 360 Interlocken Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $1,448,000 in the second quarter of 2010. The fair value measurements used in this evaluation of nonfinancial assets for the 360 Interlocken Building are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that the Joint Venture utilized in its fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices. In addition, the Joint Venture assigned an estimated probability-weighting to more than one fair value estimate based on the Joint Venture’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. The table below represents the detail of the adjustment recognized during the year ended December 31, 2010 using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
360 Interlocken Building	$6,516,400	$1,448,217	$5,068,183

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2010 or 2009.

Deferred Leasing Costs, net

Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately nine years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2010 and 2009, is comprised of the following items:

	2010	2009
Refundable security deposits	$51,689	$8,719
Prepaid expenses	5,585	4,278

Total	$57,274	$12,997

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund IX, Fund X, Fund XI, and Piedmont OP held ownership interests in the Joint Venture of approximately 39%, 48%, 9%, and 4%, respectively, for the years ended December 31, 2010 and 2009. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions, and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Joint Venture’s financial statements or disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s financial statement presentation.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred management and leasing fees payable to Wells Management, of $25,092, $43,466, and $60,556, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred management and leasing fees payable to Piedmont Management, or its affiliates, of $961, $1,665, and $2,320, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred administrative expenses of $20,098, $31,205, and $21,454, respectively, payable to Wells Management, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Due to Affiliates

Due to affiliates as of December 31, 2010 and 2009 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2010	2009
Administrative reimbursements	$106	$4,630
Property management fees	0	1,478

	$106	$6,108

4.	DISCONTINUED OPERATIONS

In accordance with GAAP, the Joint Venture has classified the results of operations related to the Avaya Building, which was sold on October 15, 2010, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2010	2009	2008
Rental income	$574,147	$757,714	$743,042
Tenant reimbursements	3,567	6,338	6,859

Total property revenues	577,714	764,052	749,901

Property operating costs	49,438	30,952	18,954
Management and leasing fees:
Related-party	26,053	45,131	42,580
Depreciation	94,635	102,182	102,182
Amortization	35,094	47,920	43,925
General and administrative	59,332	40,154	39,786

Total expenses	264,552	266,339	247,427

Operating income	313,162	497,713	502,474
Gain on disposition	684,476	0	0

Income from discontinued operations	$997,638	$497,713	$502,474

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2010 follows:

Year ended December 31:
2011	$269,867
2012	691,022
2013	658,665
2014	682,312
2015	705,960
Thereafter	3,482,778

$6,490,604

Four tenants generated approximately 41%, 33%, 15% and 11% of contractual rental income from continuing operations for the year ended December 31, 2010, and three tenants will generate approximately 93%, 5% and 2% of future contractual rental income.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

		Initial Cost		Costs Capitalized Subsequent To Acquisition(b)		Gross Carrying Amount as of December 31, 2010
Description	Encumbrances	Land	Buildings and Improvements		Impairment Loss	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(c)	Date of Construction	Date Acquired
360 INTERLOCKEN BUILDING(a)	None	$1,650,070	$6,917,274	$2,669,189	$(1,448,217)	$1,650,070	$8,138,246	$0	$9,788,316	$3,356,998	1996	3/20/98

(a )	The 360 Interlocken Building is a three-story office building located in Broomfield, Colorado.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(c )

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2007	$15,131,538	$4,093,318

Additions	142,707	337,940

BALANCE AT DECEMBER 31, 2008	15,274,245	4,431,258

Additions	168,389	354,010

BALANCE AT DECEMBER 31, 2009	15,442,634	4,785,268

Additions	1,631,776	342,883
Impairment(1)	(1,448,217)	0
Dispositions	(5,837,877)	(1,771,153)

BALANCE AT DECEMBER 31, 2010	$9,788,316	$3,356,998

(1)

As of June 30, 2010, The Fund IX, Fund X, Fund XI, and REIT Joint Venture wrote-down the basis of the 360 Interlocken Building to reduce the carrying value of the property to its estimated fair value due to refining the disposition strategy for the joint venture and, consequently, shortening the estimated holding period of this asset in second quarter of 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund X and Fund XI Associates:

We have audited the accompanying balance sheet of Fund X and Fund XI Associates (the “Joint Venture”) as of December 31, 2009 and the related statement of operations, partners’ capital, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 18, 2010

FUND X AND FUND XI ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2010 (UNAUDITED) AND 2009

ASSETS

	2010 (unaudited)	2009
Investment in Wells/Fremont Associates	$773,945	$784,881
Due from Wells/Fremont Associates	0	24,047

Total assets	$773,945	$808,928

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Partnership distributions payable	$0	$24,047

Partners’ capital:
Wells Real Estate Fund X, L.P.	448,889	455,233
Wells Real Estate Fund XI, L.P.	325,056	329,648

Total partners’ capital	773,945	784,881

Total liabilities and partners’ capital	$773,945	$808,928

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010 (UNAUDITED), 2009, AND 2008 (UNAUDITED)

	2010 (unaudited)	2009	2008 (unaudited)
EQUITY IN INCOME (LOSS) OF WELLS/FREMONT ASSOCIATES	$4,741	$(690,703)	$43,619

NET INCOME (LOSS)	$4,741	$(690,703)	$43,619

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010 (UNAUDITED), 2009, AND 2008 (UNAUDITED)

	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Total Partners’ Capital
Balance, December 31, 2007 (unaudited)	$935,676	$677,219	$1,612,895

Net income	25,304	18,315	43,619
Partnership distributions	(50,611)	(36,631)	(87,242)

Balance, December 31, 2008 (unaudited)	910,369	658,903	1,569,272

Net loss	(400,692)	(290,011)	(690,703)
Partnership distributions	(54,444)	(39,244)	(93,688)

Balance, December 31, 2009	455,233	329,648	784,881

Net income	2,750	1,991	4,741
Partnership contributions	17,097	12,373	29,470
Partnership distributions	(26,191)	(18,956)	(45,147)

Balance, December 31, 2010 (unaudited)	$448,889	$325,056	$773,945

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010 (UNAUDITED), 2009, AND 2008 (UNAUDITED)

	2010 (unaudited)	2009	2008 (unaudited)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income (loss)	$4,741	$(690,703)	$43,619
Operating distributions received from Wells/Fremont Associates	69,194	91,545	88,209
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of Wells/Fremont Associates	(4,741)	690,703	(43,619)

Net cash provided by operating activities	69,194	91,545	88,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Wells/Fremont Associates	(29,470)	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from joint venture partners	29,470	0	0
Operating distributions to joint venture partners in excess of accumulated earnings	(69,194)	(91,545)	(88,209)

Net cash used in financing activities	(39,724)	(91,545)	(88,209)

NET CHANGE IN CASH AND CASH EQUIVALENTS	0	0	0

CASH AND CASH EQUIVALENTS, beginning of year	0	0	0

CASH AND CASH EQUIVALENTS, end of year	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$24,047	$21,904

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 (UNAUDITED), 2009, AND 2008 (UNAUDITED)

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

In July 1998, Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P., entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates, which acquired an approximate 58,000 square foot two-story manufacturing and office building, 47300 Kato Road, located in Fremont, California. During 1998, the Joint Venture acquired Wells Development Corporation’s interest in Wells/Fremont Associates, which resulted in the Joint Venture becoming a joint venture partner with Piedmont OP.

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

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund X and Fund XI held ownership interests in the Joint Venture of approximately 58% and 42% respectively, for the years ended December 31, 2010 and 2009. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund X and Fund XI are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Joint Venture’s financial statements or disclosures.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. Through its interests in Wells/Fremont Associates, the Joint Venture incurred management and leasing fees through its equity in income of Wells/Fremont Associates that are payable to Wells Management of $507, $1,149, and $1,117 during the years ended December 31, 2010, 2009, and 2008, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture’s property owned through Wells/Fremont Associates related to accounting, property management, and other administrative activities, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. Through its interest in Wells/Fremont Associates, the Joint Venture incurred administrative expenses through its equity in income of Wells/Fremont Associates of $4,636, $5,960, and $4,240 payable to Wells Management for these services during the years ended December 31, 2010, 2009, and 2008, respectively.

4.	INVESTMENT IN WELLS/FREMONT ASSOCIATES

Impairment of Real Estate Assets

In connection with recurring quarterly review processes, Wells/Fremont Associates evaluated the recoverability of the carrying value of the 47300 Kato Road property pursuant to the accounting policy outlined in Note 2 and determined that it was not recoverable, as compared with the estimated fair value, primarily as a result of shortening the estimated holding period of such asset in third quarter 2009 and significant downward pressure on long-term rental rates for speculative leasing. Accordingly, Wells/Fremont Associates reduced the carrying value of 47300 Kato Road to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $3,316,000 (approximately $746,000 of which was allocated to the Joint Venture) in the third quarter of 2009. This impairment loss is included in net income (loss) for the year ended December 31, 2009 in the table below.

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

Due from Wells/Fremont Associates

Due from Wells/Fremont Associates as of December 31, 2009 represents the Joint Ventures’ share of operating cash to be distributed from the Wells/Fremont Associates for the fourth quarter of 2009.

The Joint Venture’s investments and approximate ownership percentages in Wells/Fremont Associates as of December 31, 2010 and 2009 are presented below:

	2010		2009
	Amount	Percent	Amount	Percent
Wells/Fremont Associates	$773,945	22%	$784,881	22%

Roll-forwards of the Joint Venture’s investment in Wells/Fremont Associates for the years ended December 31, 2010 and 2009 are presented below:

	2010	2009
Investment in Wells/Fremont Associates, beginning of year	$784,881	$1,569,272
Equity in income (loss) of Wells/Fremont Associates	4,741	(690,703)
Contributions to Wells/Fremont Associates	29,470	(690,703)
Distributions from Wells/Fremont Associates	(45,147)	(93,688)

Investment in Wells/Fremont Associates, end of year	$773,945	$784,881

Condensed financial information for the joint venture in which the Joint Venture held an interest as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2010	2009	2010	2009	2010	2009
Wells/Fremont Associates	$3,496,614	$3,676,596	$56,215	$187,584	$3,440,399	$3,489,012

	Total Revenues			Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,
	2010	2009	2008	2010	2009	2008
Wells/Fremont Associates	$316,035	$507,372	$477,303	$21,075	$(3,070,350)	$193,897

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells/Fremont Associates:

We have audited the accompanying balance sheet of Wells/Fremont Associates (the “Joint Venture”) as of December 31, 2009 and the related statement of operations, partners’ capital, and cash flows for the year ended December 31, 2009. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 18, 2010

WELLS/FREMONT ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2010 (UNAUDITED) AND 2009

ASSETS

	2010 (unaudited)	2009
Real estate assets, at cost:
Land	$2,219,251	$2,219,251
Building and improvements, less accumulated depreciation of $2,606,432 and $2,561,887 at December 31, 2010 and 2009, respectively	1,222,279	1,266,824

Total real estate assets	3,441,530	3,486,075
Cash and cash equivalents	16,245	180,339
Tenant receivables	0	173
Other assets	38,839	10,009

Total assets	$3,496,614	$3,676,596

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$42,566	$2,375
Due to affiliates	1,428	10,669
Deferred income	12,221	67,644
Partnership distributions payable	0	106,896

Total liabilities	56,215	187,584

Partners’ capital:
Fund X and Fund XI Associates	773,945	784,881
Piedmont Operating Partnership, LP	2,666,454	2,704,131

Total partners’ capital	3,440,399	3,489,012

Total liabilities and partners’ capital	$3,496,614	$3,676,596

See accompanying notes.

WELLS/FREMONT ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010 (UNAUDITED), 2009, AND 2008 (UNAUDITED)

	2010 (unaudited)	2009	2008 (unaudited)
REVENUES:
Rental income	$297,963	$458,178	$434,786
Reimbursement income	18,072	49,194	42,517

Total revenues	316,035	507,372	477,303

EXPENSES:
Property operating costs	174,851	47,077	45,112
Management and leasing fees:
Related-party	10,018	22,702	22,082
Depreciation	44,545	130,751	159,560
Amortization	0	4,583	5,000
Impairment loss	0	3,315,733	0
General and administrative	65,546	56,876	51,652

Total expenses	294,960	3,577,722	283,406

NET INCOME (LOSS)	$21,075	$(3,070,350)	$193,897

See accompanying notes.

WELLS/FREMONT ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010 (UNAUDITED), 2009, AND 2008 (UNAUDITED)

	Fund X and Fund XI Associates	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2007 (unaudited)	$1,612,895	$5,556,847	$7,169,742

Net income	43,619	150,278	193,897
Partnership distributions	(87,242)	(300,567)	(387,809)

Balance, December 31, 2008 (unaudited)	1,569,272	5,406,558	6,975,830

Net loss	(690,703)	(2,379,647)	(3,070,350)
Partnership distributions	(93,688)	(322,780)	(416,468)

Balance, December 31, 2009	784,881	2,704,131	3,489,012

Net income	4,741	16,334	21,075
Partnership contributions	29,470	101,530	131,000
Partnership distributions	(45,147)	(155,541)	(200,688)

Balance, December 31, 2010 (unaudited)	$773,945	$2,666,454	$3,440,399

See accompanying notes.

WELLS/FREMONT ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010 (UNAUDITED), 2009, AND 2008 (UNAUDITED)

	2010 (unaudited)	2009	2008 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,075	$(3,070,350)	$193,897
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment loss	0	3,315,733	0
Depreciation	44,545	130,751	159,560
Amortization	0	17,564	19,162
Changes in assets and liabilities:
Decrease in tenant receivables	173	25,534	15,190
(Increase) decrease in other assets	(28,830)	(3,336)	1,389
Increase (decrease) in accounts payable and accrued expenses	40,191	(12,866)	839
(Decrease) increase in due to affiliates	(9,241)	3,599	5,979
(Decrease) increase in deferred income	(55,423)	21,966	45,678

Net cash provided by operating activities	12,490	428,595	441,694

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from joint venture partners	131,000	0	0
Operating distributions to joint venture partners in excess of accumulated earnings	(307,584)	(406,940)	(392,111)

Net cash used in financing activities	(176,584)	(406,940)	(392,111)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(164,094)	21,655	49,583

CASH AND CASH EQUIVALENTS, beginning of year	180,339	158,684	109,101

CASH AND CASH EQUIVALENTS, end of year	$16,245	$180,339	$158,684

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Partnership distributions payable	$0	$106,896	$97,368

See accompanying notes.

WELLS/FREMONT ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 (UNAUDITED), 2009, AND 2008 (UNAUDITED)

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

In July 1998, Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P., entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates (the “Joint Venture”), which acquired an approximate 58,000 square foot two-story warehouse and office building, 47300 Kato Road, located in Fremont, California. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During 1998, Fund X and Fund XI Associates acquired Wells Development Corporation’s interest in the Joint Venture, which resulted in Fund X and Fund XI Associates becoming a joint venture partner with Piedmont OP.

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

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

In connection with recurring quarterly review processes, the Joint Venture evaluated the recoverability of the carrying value of the 47300 Kato Road property pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared with the estimated fair value, primarily as a result of shortening the estimated holding period of such asset in third quarter 2009 and significant downward pressure on long-term rental rates for speculative leasing. Accordingly, the Joint Venture reduced the carrying value of 47300 Kato Road to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $3,316,000 in the third quarter of 2009.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2010 or 2009.

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

Other Assets

Other assets is primarily comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2010 or 2009.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund X and Fund XI Associates and Piedmont OP held ownership interests in the Joint Venture of approximately 22% and 78%, respectively, for the years ended December 31, 2010 and 2009. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Joint Venture’s financial statements or disclosures.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $2,254, $5,109, and $4,967, respectively.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $7,764, $17,593, and $17,114, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other Joint Venture administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred administrative expenses of $20,610, $26,494, and $18,847, respectively, payable to Wells Management for these services.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2010 and December 31, 2009 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2010	2009
Administrative reimbursements	$1,428	$5,419
Property management fees	0	5,250

Total	$1,428	$10,669

4.	RENTAL INCOME

One tenant generated 100% of contractual rental income for the year ended December 31, 2010.

WELLS/FREMONT ASSOCIATES

SCHEDULE III – REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(b)	Impairment Loss	Gross Carrying Amount as of December 31, 2010				Accumulated Depreciation (c)	Date of Construction	Date Acquired
		Land	Buildings and Improvements			Land	Buildings and Improvements	Construction in Progress	Total
47300 KATO ROAD(a)	None	$2,130,480	$6,852,630	$380,585	$(3,315,733)	$2,219,251	$3,828,711	$0	$6,047,962	$2,606,432	1982	07/21/98

(a)	47300 Kato Road consists of a two-story warehouse and office building located in Fremont, California.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(c)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

WELLS/FREMONT ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2007 (UNAUDITED)	$9,363,695	$2,271,576

Additions	0	159,560

BALANCE AT DECEMBER 31, 2008 (UNAUDITED)	9,363,695	2,431,136

Additions	0	130,751
Impairments(1)	(3,315,733)	0

BALANCE AT DECEMBER 31, 2009	6,047,962	2,561,887

Additions	0	44,545

BALANCE AT DECEMBER 31, 2010	$6,047,962	$2,606,432

(1)

As of September 30, 2009, Wells/Fremont Associates wrote-down the basis of 47300 Kato Road to reduce the carrying value of the property to its estimated fair value as a result of shortening the estimated holding period of such asset in third quarter 2009 and significant downward pressure on long-term rental rates for speculative leasing.

EXHIBIT INDEX

TO

2010 FORM 10-K

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

No. 0-23719)

*10	(ee)	Fourth Amendment to Lease Agreement with Alstom Power, Inc. for the Alstom Power-Knoxville Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2004, Commission File No. 0-22039)

*10	(ff)	Lease Agreement for the 360 Interlocken Building with GAIAM, Inc. (Exhibit 10(qq) to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2004, Commission File No. 0-22039)

*10	(gg)	Lease Agreement for the 47320 Kato Road Building with TCI International, Inc. (Exhibit 10(qq) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 2004, Commission File No. 0-23719)

*10	(hh)	Purchase and Sale Agreement for the sale of the Alstom Power-Knoxville Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended March 31, 2005, Commission File No. 0-22039)

*10	(ii)	Purchase and Sale Agreement for the sale of the 1315 West Century Drive Building (Exhibit 10(uu) to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-22039)

Exhibit Number	Description of Document

*10(jj)	Purchase and Sale Agreement for the sale of the Iomega Building (Exhibit 10(vv) to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-22039)

*10(kk)	Second Amendment to Net Lease Agreement with Avaya, Inc. for the Avaya Building (Exhibit 10(xx) to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2007, Commission File No. 0-22039)

*10(ll)	Third Amendment to Net Lease Agreement with Avaya, Inc. for the Avaya Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2009, Commission File No. 0-22039)

*10(mm)	Office Lease with AVNET, Inc. for a portion of the 360 Interlocken Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 0-22039)

*10(nn)	Purchase and Sale Agreement for the sale of the Avaya Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 0-22039)

*10(oo)	First Amendment to Purchase and Sale Agreement for the sale of the Avaya Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 0-22039)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002