Form 10-Q
period 2011-06-30
WELLS REAL ESTATE FUND X L P
filed 2011-08-11
CIK 1018215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND X, L.P.
 BALANCE SHEETS

	(Unaudited)
	June 30, 2011	December 31, 2010
Assets:
Investment in joint ventures	$468,833	$3,715,608
Cash and cash equivalents	5,986,271	2,208,905
Other assets	2,444	—
Total assets	$6,457,548	$5,924,513

Liabilities:
Accounts payable and accrued expenses	$2,030	$10,065
Due to affiliates	6,980	7,922
Total liabilities	9,010	17,987

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 2,428,694 units issued and outstanding	5,680,194	5,659,587
Class B – 284,197 units issued and outstanding	768,344	246,939
General partners	—	—
Total partners’ capital	6,448,538	5,906,526
Total liabilities and partners’ capital	$6,457,548	$5,924,513

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Equity in Income (Loss) of Joint Ventures	$614,193	$(686,626)	$627,881	$(685,829)

Interest and Other Income	1,636	387	2,934	772

General and Administrative Expenses	33,406	44,612	88,803	98,282
Net Income (Loss)	$582,423	$(730,851)	$542,012	$(783,339)

Net Income (Loss) Allocated to Limited Partners:
Class A	$10,131	$(730,851)	$20,607	$(783,339)
Class B	$572,292	$—	$521,405	$—

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$0.00	$(0.30)	$0.01	$(0.32)
Class B	$2.01	$0.00	$1.83	$0.00

Weighted-Average Limited Partner Units Outstanding:
Class A	2,428,694	2,434,885	2,428,694	2,434,885
Class B	284,197	278,006	284,197	278,006

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.
STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	2,434,885	$6,516,223	278,006	$—	$—	$6,516,223

Class A conversion elections	(6,191)	(14,578)	6,191	14,578	—	—
Net income (loss)	—	(842,058)	—	232,361	—	(609,697)
BALANCE, December 31, 2010	2,428,694	5,659,587	284,197	246,939	—	5,906,526

Net income	—	20,607	—	521,405	—	542,012
BALANCE, June 30, 2011	2,428,694	$5,680,194	284,197	$768,344	$—	$6,448,538
See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$542,012	$(783,339)
Operating distributions received from joint ventures	—	34,131
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of joint ventures	(627,881)	685,829
Changes in assets and liabilities:
Increase in other assets	(2,444)	—
Decrease in accounts payable and accrued expenses	(8,035)	(3,686)
Decrease in due to affiliates	(942)	(1,644)
Net cash used in operating activities	(97,290)	(68,709)

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	4,212,427	—
Investment in joint ventures	(337,771)	(102,317)
Net cash provided by (used in) investing activities	3,874,656	(102,317)
Net Increase (Decrease) in Cash and Cash Equivalents	3,777,366	(171,026)

Cash and Cash Equivalents, beginning of period	2,208,905	825,948
Cash and Cash Equivalents, end of period	$5,986,271	$654,922
See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.
 CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (unaudited)

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

Joint Venture	Joint Venture Partners	Ownership %	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	1. 360 Interlocken Building(1) A three-story office building located in Broomfield, Colorado 2. Avaya Building(2) A one-story office building located in Oklahoma City, Oklahoma
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	58.0% 42.0%	This joint venture only owns an interest in another joint venture, Wells/Fremont Associates, and does not own any properties directly.
Wells/Fremont Associates (“Fund X-XI-REIT Associates – Fremont”)	• Fund X-XI Associates • Piedmont Operating Partnership, LP	22.5% 77.5%	3. 47300 Kato Road A two-story warehouse and office building located in Fremont, California

(1)	This property was sold in June 2011.

(2)	This property was sold in October 2010.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value”, the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 will be effective for the Partnership on December 15, 2011. The Partnership does not expect that the adoption of ASU 2011-04 will have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2011 and 2010, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2011		June 30, 2011		June 30, 2011
	2011	2010	2011	2010	2011	2010	2011	2010
Fund IX-X-XI-REIT Associates	$—	$—	$(3,521)	$(4,861)	$1,288,401	$(1,430,803)	$1,284,880	$(1,435,664)
Fund X-XI Associates	—	—	(15,276)	16,454	—	—	(15,276)	16,454
	$—	$—	$(18,797)	$11,593	$1,288,401	$(1,430,803)	$1,269,604	$(1,419,210)

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund IX-X-XI-REIT Associates	$—	$—	$(20,626)	$(13,130)	$1,351,115	$(1,458,720)	$1,330,489	$(1,471,850)
Fund X-XI Associates	—	—	(29,805)	48,076	—	—	(29,805)	48,076
	$—	$—	$(50,431)	$34,946	$1,351,115	$(1,458,720)	$1,300,684	$(1,423,774)

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and six months ended June 30, 2011 and 2010, respectively, is presented below:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund X-XI-REIT Associates – Fremont	$143	$131,883	$(67,904)	$73,144	$143	$322,037	$(132,491)	$213,709

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Operating Income	Gain on Sale	Total	Operating Loss	Impairment Loss	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$122,363	$1,228,752	$1,351,115	$(10,503)	$(1,448,217)	$—	$(1,458,720)

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $2,077 and $3,608 for the three months ended June 30, 2011 and 2010, respectively, and $2,924 and $5,545 for the six months ended June 30, 2011 and 2010, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $15,833 and $23,367 payable to Wells Capital and Wells Management for the three months ended June 30, 2011 and 2010, respectively, and $36,422 and $49,040 for the six months ended June 30, 2011 and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2011 and December 31, 2010 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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

Wells Capital, Wells Management, and Wells Investment Securities, Inc. ("WIS") are owned and controlled by WREF. The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of June 30, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. Following the sale of the 360 Interlocken Building, we have sold six of the seven properties in which we have held interests. On June 2, 2011, Fund IX-X-XI-REIT Associates sold the 360 Interlocken Building to an unrelated third party for a gross sale price of $9,150,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,212,000 and was allocated a gain of approximately $596,000, which may be adjusted as additional information becomes available in subsequent periods. Our focus at this time involves leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our remaining asset for our limited partners.

The second quarter 2011 operating distributions to limited partners holding Class A Units were reserved. Our General Partners anticipate continuing to reserve operating distributions primarily as a result of our intention to fund our pro rata share of the costs associated with the current vacancy at 47300 Kato Road and anticipated re-leasing costs and capital improvements at 47300 Kato Road.

Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing the vacant space at 47300 Kato Road and marketing the property for sale. As our remaining property is positioned for sale, our attention has shifted to locating a suitable buyer and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to the buyer. As of July 31, 2011, we owned an interest in one property.

Information relating to the properties owned, or previously owned, by the joint ventures is provided below:

•	The Cort Building sold on September 11, 2003.

•	The Alstom Power – Knoxville Building sold on March 15, 2005.

•	The 1315 West Century Drive property sold on December 22, 2006.

•	The Iomega Building sold on January 31, 2007.

•	The Avaya Building sold on October 15, 2010.

•	The 360 Interlocken Building sold on June 2, 2011.

•	The 47300 Kato Road property, located in Fremont, California, in the Silicon Valley area, is currently vacant. We are currently marketing the property for lease and sale.

Liquidity and Capital Resources
Overview
Our operating strategy entails funding expenditures related to the recurring operations of the remaining property in our portfolio, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available.
Short-Term Liquidity
For the six months ended June 30, 2011, net operating cash outflows were approximately $97,000, primarily due to (i) the vacancy at the 47300 Kato Road property and (ii) Fund IX-X-XI-REIT Associates retaining some of its operating cash flow to fund the remaining re-leasing costs at the 360 Interlocken Building, prior to its disposition. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of anticipated property operating costs, tenant re-leasing costs and other capital improvements for our remaining property.

During the six months ended June 30, 2011, we invested (i) approximately $315,000 in Fund IX-X-XI-REIT Associates to fund our pro rata share of the remaining re-leasing costs at the 360 Interlocken Building incurred in connection with the lease agreement with AVNET, Inc. and (ii) approximately $23,000 in Fund X-XI-REIT Associates-Fremont to fund our pro rata share of property operating costs at 47300 Kato Road, which is currently vacant. During the six months ended June 30, 2011, we received net sale proceeds of approximately $4,212,000 from the sale of the 360 Interlocken Building.
We believe that the cash on hand is sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $9,000, as of June 30, 2011.
Long-Term Liquidity
Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through Fund X-XI-REIT Associates-Fremont. We expect to continue to use cash on hand to fund leasing costs and capital expenditures necessary to position our remaining property for sale.
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

As of June 30, 2011, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2011	Undistributed Net Sale Proceeds as of June 30, 2011
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$—	—	$1,818,114	$—
Alstom Power – Knoxville Building (sold in 2005)	$11,646,089	48.5%	5,647,340	—	—	5,647,340	—
1315 West Century Drive (sold in 2006)	$8,059,625	48.5%	3,908,217	—	—	3,908,217	—
Iomega Building (sold in 2007)	$4,685,151	48.5%	2,271,890	660,560	•Partnership operating expenses (2010) •Re-leasing the 360 Interlocken Building (2010)	1,611,330	—
Avaya Building (sold in 2010)	$5,107,662	48.5%	2,476,772	725,440	•Partnership operating expenses (2011) •Re-leasing the 360 Interlocken Building (2010-2011)	—	1,751,332
360 Interlocken Building (sold in 2011)	$8,686,975	48.5%	4,212,427	—		—	4,212,427
Total			$20,334,760	$1,386,000		$12,985,001	$5,963,759

The General Partners are reviewing the current needs of our portfolio, including anticipated property operating costs and re-leasing costs at our remaining property, to evaluate the possibility and related timing of a potential distribution of net sale proceeds.

Results of Operations
Equity in Income (Loss) of Joint Ventures
Equity in income (loss) of Joint Ventures increased from $(686,626) for the three months ended June 30, 2010 to $614,193 for the three months ended June 30, 2011, and from $(685,829) for the six months ended June 30, 2010 to $627,881 for the six months ended June 30, 2011. The increases in equity in income of joint ventures for the three month and six months ended June 30, 2011 are primarily attributable to (i) the gain recognized on the sale of the 360 Interlocken Building in June 2011, of which approximately

$596,000 was allocated to the Partnership, and (ii) the impairment loss recognized by Fund IX-X-XI-REIT Associates related to the 360 Interlocken Building in the second quarter of 2010, of which approximately $702,000 was allocated to the Partnership.
We expect equity in income of Joint Ventures to decline in the near term as a result of recognizing a non-recurring gain on the sale of the 360 Interlocken Building in the second quarter of 2011.
Interest and Other Income
Interest and other income increased from $387 for the three months ended June 30, 2010 to $1,636 for the three months ended June 30, 2011, and from $772 for the three months ended June 30, 2010 to $2,934 for the three months ended June 30, 2011. The increases for the three month and six months ended June 30, 2011 are primarily attributable to the increases in the average outstanding cash balance following the receipt of net sale proceeds from the dispositions of the Avaya Building in October 2010 and the 360 Interlocken Building in June 2011.
Future levels of interest income will be largely dependent on the timing of future property dispositions and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Ventures related to funding re-leasing costs and capital expenditures, and fluctuations in the average daily yield.
General and Administrative Expenses
General and administrative expenses decreased from $44,612 for the three months ended June 30, 2010 to $33,406 for the three months ended June 30, 2011, and from $98,282 for the six months ended June 30, 2010 to $88,803 for the six months ended June 30, 2011. The decreases for the three month and six months ended June 30, 2011 are primarily attributable to a decrease in the overhead administrative costs allocated to the Partnership during 2011.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2011, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended June 30, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2011.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2011.

(b)	Not applicable.
ITEM 4.    REMOVED AND RESERVED
ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.
ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 11, 2011		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND X, L.P.

Exhibit Number		Description of Document

10.1	*
Purchase and Sale Agreement for the sale of the 360 Interlocken Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended March 31, 2011, Commission File No. 0-22039)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

* Previously filed and incorporated herein by reference
** Furnished with this Form 10-Q, but not filed under the Securities Exchange Act of 1934