Form 10-Q
period 2011-09-30
WELLS REAL ESTATE FUND X L P
filed 2011-11-10
CIK 1018215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND X, L.P.
 BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010
Assets:
Investment in joint ventures	$12,409	$3,715,608
Cash and cash equivalents	6,421,972	2,208,905
Other assets	2,444	—
Total assets	$6,436,825	$5,924,513

Liabilities:
Accounts payable and accrued expenses	$4,612	$10,065
Due to affiliates	6,716	7,922
Total liabilities	11,328	17,987

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 2,428,694 units issued and outstanding	5,680,194	5,659,587
Class B – 284,197 units issued and outstanding	745,303	246,939
General partners	—	—
Total partners’ capital	6,425,497	5,906,526
Total liabilities and partners’ capital	$6,436,825	$5,924,513

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.
STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Equity in Income (Loss) of Joint Ventures	$7,091	$(20,935)	$634,972	$(706,764)

Interest and Other Income	3,818	384	6,752	1,156

General and Administrative Expenses	33,950	37,494	122,753	135,776
Net Income (Loss)	$(23,041)	$(58,045)	$518,971	$(841,384)

Net Income (Loss) Allocated to Limited Partners:
Class A	$—	$(43,467)	$20,607	$(826,806)
Class B	$(23,041)	$(14,578)	$498,364	$(14,578)

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$0.00	$(0.02)	$0.01	$(0.34)
Class B	$(0.08)	$(0.05)	$1.75	$(0.05)

Weighted-Average Limited Partner Units Outstanding:
Class A	2,428,694	2,428,694	2,428,694	2,432,822
Class B	284,197	284,197	284,197	280,069

See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.
STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	2,434,885	$6,516,223	278,006	$—	$—	$6,516,223

Class A conversion elections	(6,191)	(14,578)	6,191	14,578	—	—
Net income (loss)	—	(842,058)	—	232,361	—	(609,697)
BALANCE, December 31, 2010	2,428,694	5,659,587	284,197	246,939	—	5,906,526

Net income	—	20,607	—	498,364	—	518,971
BALANCE, September 30, 2011	2,428,694	$5,680,194	284,197	$745,303	$—	$6,425,497
See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$518,971	$(841,384)
Operating distributions received from joint ventures	7,138	40,141
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of joint ventures	(634,972)	706,764
Changes in assets and liabilities:
Increase in other assets	(2,444)	—
Decrease in accounts payable and accrued expenses	(5,453)	(3,108)
Decrease in due to affiliates	(1,206)	(1,982)
Net cash used in operating activities	(117,966)	(99,569)

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	4,668,804	—
Investment in joint ventures	(337,771)	(105,906)
Net cash provided by (used in) investing activities	4,331,033	(105,906)
Net Increase (Decrease) in Cash and Cash Equivalents	4,213,067	(205,475)

Cash and Cash Equivalents, beginning of period	2,208,905	825,948
Cash and Cash Equivalents, end of period	$6,421,972	$620,473
See accompanying notes.

WELLS REAL ESTATE FUND X, L.P.
 CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (unaudited)

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

Joint Venture	Joint Venture Partners	Ownership %	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	1. 360 Interlocken Building(1) A three-story office building located in Broomfield, Colorado 2. Avaya Building(2) A one-story office building located in Oklahoma City, Oklahoma
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	58.0% 42.0%	This joint venture only owns an interest in another joint venture, Wells/Fremont Associates, and does not own any properties directly.
Wells/Fremont Associates (“Fund X-XI-REIT Associates – Fremont”)	• Fund X-XI Associates • Piedmont Operating Partnership, LP	22.5% 77.5%	3. 47300 Kato Road (3) A two-story warehouse and office building located in Fremont, California

(1)	This property was sold in June 2011.

(2)	This property was sold in October 2010.

(3)	This property was sold in August 2011.

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
The Partnership's policy is to adopt the liquidation basis of accounting once the liquidation of the Partnership is imminent, which the Partnership has defined as beginning on the first day of the quarter following the completion of the sale of all of its real estate assets. On August 25, 2011, the Partnership, through its investment in the Joint Ventures, sold the remaining property in its portfolio, 47300 Kato Road. Accordingly, the Partnership is planning to adopt the liquidation basis of accounting effective October 1, 2011. Under the liquidation basis of accounting, assets and liabilities will be stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows will no longer be presented.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures were not recoverable. When indicators of potential impairment were present, which suggested that the carrying amounts of real estate asset were not recoverable, management assessed the recoverability of the real estate assets by determining whether the respective carrying values would have been recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale did not exceed the respective asset carrying value, management adjusted the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership could have assigned an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls was based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considered factors specific to the asset or liability.
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
Liquidating Distributions

Pursuant to the partnership agreement, after satisfying all debts and liabilities and establishing reserves deemed reasonably necessary in the sole discretion of the General Partners, liquidating distributions will be allocated to the partners in accordance with their respective positive tax capital balances, as adjusted for allocations of gain or loss on the sale of the Partnership's properties.
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
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value,” the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 will be effective for the Partnership on December 15, 2011. The Partnership does not expect that the adoption of ASU 2011-04 will have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2011 and 2010, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund IX-X-XI-REIT Associates	$—	$—	$(4,042)	$(2,431)	$3,397	$(15,902)	$(645)	$(18,333)
Fund X-XI Associates	—	—	12,761	(20,763)	—	—	12,761	(20,763)
	$—	$—	$8,719	$(23,194)	$3,397	$(15,902)	$12,116	$(39,096)

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund IX-X-XI-REIT Associates	$—	$—	$(24,668)	$(15,561)	$1,354,512	$(1,474,622)	$1,329,844	$(1,490,183)
Fund X-XI Associates	—	—	(17,044)	27,313	—	—	(17,044)	27,313
	$—	$—	$(41,712)	$11,752	$1,354,512	$(1,474,622)	$1,312,800	$(1,462,870)
Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and nine months ended September 30, 2011 and 2010, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund X-XI-REIT Associates – Fremont	$—	$—	$(2,855)	$(2,432)	$59,582	$(89,864)	$56,727	$(92,296)

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund X-XI-REIT Associates – Fremont	$—	$—	$(14,269)	$(13,322)	$(61,494)	$134,735	$(75,763)	$121,413
The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Operating Income (Loss)	Gain on Sale	Total	Operating Income (Loss)	Impairment Loss	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$127,569	$1,226,943	$1,354,512	$(26,405)	$(1,448,217)	$—	$(1,474,622)
Fund X-XI-REIT Associates - Fremont	(152,699)	91,205	(61,494)	134,735	—	—	134,735
	$(25,130)	$1,318,148	$1,293,018	$108,330	$(1,448,217)	$—	$(1,339,887)

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly (aggregate maximum of 6%), plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $16 and $5,187 for the three months ended September 30, 2011 and 2010, respectively, and $2,940 and $10,732 for the nine months ended September 30, 2011 and 2010, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $18,828 and $23,071 payable to Wells Capital and Wells Management for the three months ended September 30, 2011 and 2010, respectively, and $55,250 and $72,111 for the nine months ended September 30, 2011 and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2011 and December 31, 2010 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of September 30, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
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
7.    SUBSEQUENT EVENT
The sales of the the Avaya Building and the 360 Interlocken Building generated total net sale proceeds to the Partnership of approximately $6.7 million, of which approximately $750,000 has been utilized to fund re-leasing costs at the 360 Interlocken Building and Partnership operating expenses. On November 1, 2011, the Partnership distributed $5.8 million to the limited partners of record effective as of October 1, 2011. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in December 2011.

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
Portfolio Overview
We have transitioned into the disposition-and-liquidation phase of our life cycle. On August 25, 2011, Wells/Fremont Associates sold the 47300 Kato Road property to an unrelated third party for a gross sale price of $3,824,553. As a result of the sale, the Partnership received net sale proceeds of approximately $457,000 and was allocated a gain of approximately $12,000, which may be adjusted as additional information becomes available in subsequent periods. With the completion of the sale of the 47300 Kato Road property, we have sold all of the real estate assets in which we had owned interests. We have begun to take the steps necessary to liquidate and dissolve the Partnership.
In November 2011, General Partners distributed net sale proceeds of approximately $5.8 million from the sales of the Avaya Building and the 360 Interlocken Building. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in December 2011.
Property Summary
We have now sold all of the real estate assets in which we had owned interests following the sale of the 47300 Kato Road property in August 2011. We have begun to take the steps necessary to liquidate and dissolve the Partnership, which is expected to occur in the fourth quarter of 2011.
Information relating to the properties owned, or previously owned, by the joint ventures is provided below:

•	The Cort Building sold on September 11, 2003.

•	The Alstom Power – Knoxville Building sold on March 15, 2005.

•	The 1315 West Century Drive property sold on December 22, 2006.

•	The Iomega Building sold on January 31, 2007.

•	The Avaya Building sold on October 15, 2010.

•	The 360 Interlocken Building sold on June 2, 2011.

•	The 47300 Kato Road property sold on August 25, 2011.
Liquidity and Capital Resources
Overview
Our operating strategy has entailed funding expenditures related to the recurring operations of the remaining property in our portfolio, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that would have been required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows were generally considered available for distribution to the Class A limited partners and, unless reserved, were generally paid quarterly. As a result, the ongoing monitoring of our cash position has been critical to ensuring that adequate liquidity and capital resources were available.
Short-Term Liquidity
For the nine months ended September 30, 2011, net operating cash outflows were approximately $118,000, primarily due to (i) the vacancy at the 47300 Kato Road property, prior to its disposition and (ii) Fund IX-X-XI-REIT Associates retaining some of its operating cash flow to fund the remaining re-leasing costs at the the 360 Interlocken Building, prior to its disposition. We expect future operating distributions from the Joint Ventures to cease as a result of selling our last remaining property, the 47300 Kato Road property.

During the nine months ended September 30, 2011, we invested (i) approximately $315,000 in Fund IX-X-XI-REIT Associates to fund our pro rata share of the remaining re-leasing costs at the 360 Interlocken Building incurred in connection with the lease agreement with AVNET, Inc. and (ii) approximately $23,000 in Fund X-XI-REIT Associates-Fremont to fund our pro rata share of property operating costs at 47300 Kato Road, which was vacant prior to disposition. During the nine months ended September 30, 2011, we received net sale proceeds of approximately $4,670,000 from the sale of the 360 Interlocken Building and the 47300 Kato Road property. We believe that the cash on hand, including net proceeds from the sale of properties, will be sufficient to cover our working capital needs as we begin to wrap-up the Partnership's affairs and prepare for dissolution.
Long-Term Liquidity
We have sold all of the real estate assets in which we had owned interests and do not anticipate acquiring additional properties. As a result of the sale of the last remaining real estate asset in which we held an interest in August 2011, we have begun to take the steps necessary to liquidate and dissolve the Partnership. We are in the process of evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership at dissolution and intend to distribute the cash balances remaining at that time to the limited partners pursuant to applicable provisions of the partnership agreement in December 2011.
Capital Resources
As of September 30, 2011, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2011	Undistributed Net Sale Proceeds as of September 30, 2011
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	32.7%	$1,818,114	$—	—	$1,818,114	$—
Alstom Power – Knoxville Building (sold in 2005)	$11,646,089	48.5%	5,647,340	—	—	5,647,340	—
1315 West Century Drive (sold in 2006)	$8,059,625	48.5%	3,908,217	—	—	3,908,217	—
Iomega Building (sold in 2007)	$4,685,151	48.5%	2,271,890	660,560	•Partnership operating expenses (2010) •Re-leasing the 360 Interlocken Building (2010)	1,611,330	—
Avaya Building (sold in 2010)	$5,107,662	48.5%	2,476,772	750,440	•Partnership operating expenses (2011) •Re-leasing the 360 Interlocken Building (2010-2011)	—	1,726,332
360 Interlocken Building (sold in 2011)	$8,685,166	48.5%	4,211,550	—		—	4,211,550
47300 Kato Road (sold in 2011)	$3,503,755	13.1%	457,254	—		—	457,254
Total			$20,791,137	$1,411,000		$12,985,001	$6,395,136
On November 1, 2011, net sale proceeds of approximately $5.8 million from the sales of the Avaya Building and the 360 Interlocken Building were distributed to the limited partners of record effective October 1, 2011. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in December 2011.

Results of Operations
Equity in Income (Loss) of Joint Ventures
Equity in income (loss) of Joint Ventures increased from $(20,935) for the three months ended September 30, 2010 to $7,091 for the three months ended September 30, 2011 primarily due to the gain recognized on the sale of the 47300 Kato Road property in August 2011, of which approximately $12,000 was allocated to the Partnership during the third quarter of 2011.
Equity in income (loss) of Joint Ventures increased from $(706,764) for the nine months ended September 30, 2010 to $634,972 for the nine months ended September 30, 2011. The increase in equity in income of joint ventures for the nine months ended September 30, 2011 is primarily attributable to (i) the gain recognized on the sale of the 360 Interlocken Building in June 2011, of which approximately $596,000 was allocated to the Partnership, (ii) the gain recognized on the sale of the 47300 Kato Road property in August 2011, of which approximately $12,000 was allocated to the Partnership, and (iii) the impairment loss recognized by Fund IX-X-XI-REIT Associates related to the 360 Interlocken Building in the second quarter of 2010, of which approximately $702,000 was allocated to the Partnership.
We anticipate future equity in loss of the Joint Venture to be reflective of the Partnership's share of costs associated with wrapping up the affairs of the Joint Venture in the fourth quarter of 2011.
Interest and Other Income
Interest and other income increased from $384 for the three months ended September 30, 2010 to $3,818 for the three months ended September 30, 2011, and from $1,156 for the nine months ended September 30, 2010 to $6,752 for the nine months ended September 30, 2011. The increases for the three months and nine months ended September 30, 2011 are primarily attributable to the increases in the average outstanding cash balance following the receipt of net sale proceeds from the dispositions of the Avaya Building in October 2010, the 360 Interlocken Building in June 2011, and the 47300 Kato Road property in August 2011.
Future levels of interest income will be largely dependent upon the amount of time necessary to liquidate the partnership.
General and Administrative Expenses
General and administrative expenses decreased from $37,494 for the three months ended September 30, 2010 to $33,950 for the three months ended September 30, 2011, and from $135,776 for the nine months ended September 30, 2010 to $122,753 for the nine months ended September 30, 2011. The decreases for the three months and nine months ended September 30, 2011 are primarily attributable to a decrease in the overhead administrative costs allocated to the Partnership during 2011.
We anticipate that future general and administrative expenses will vary primarily based on the amount of time necessary to liquidate the Partnership and changes in our reporting and regulatory requirements.

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
 Investment in Real Estate Assets
We were required to make subjective assessments as to the useful lives of our depreciable assets. We considered the period of future benefit of the assets to determine the appropriate useful lives. These assessments had a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets were depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilized inappropriate useful lives or methods of depreciation, our net income would have been misstated.
Evaluating the Recoverability of Real Estate Assets
We continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets in which we had an ownership interest through investments in the Joint Ventures were not recoverable. When indicators of potential impairment were present which suggested that the carrying amounts of real estate assets were not recoverable, we assessed the recoverability of the real estate assets by determining whether the respective carrying values would have been recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, did not exceed the respective assets’ carrying values, we adjusted the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
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
Projections of expected future cash flows required that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could have resulted in an incorrect assessment of the property’s future cash flows and fair value, and could have resulted in the misstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.
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
Subsequent Event
The sales of the the Avaya Building and the 360 Interlocken Building generated total net sale proceeds to the Partnership of approximately $6.7 million, of which approximately $750,000 has been utilized to fund re-leasing costs at the 360 Interlocken Building and Partnership operating expenses. On November 1, 2011, the Partnership distributed $5.8 million to the limited partners of record effective as of October 1, 2011. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in December 2011.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2011, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended September 30, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2011.

(b)	Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND X, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 10, 2011		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND X, L.P.

Exhibit Number		Description of Document

10.1		Purchase and Sale Agreement for the sale of 47300 Kato Road

10.2		First Amendment to Purchase and Sale Agreement

10.3		Second Amendment to Purchase and Sale Agreement

10.4		Third Amendment to Purchase and Sale Agreement

10.5		Fourth Amendment to Purchase and Sale Agreement

10.6		Fifth Amendment to Purchase and Sale Agreement

10.7		Sixth Amendment to Purchase and Sale Agreement

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

*    Furnished with this Form 10-Q, but not filed under the Securities Exchange Act of 1934